Form 10-Q
period 2008-09-30
Lake Forest Minerals Inc.
filed 2008-10-30
CIK 1441082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

                        Commission file number 333-152805


                           LAKE FOREST MINERALS, INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                          711 S. Carson Street, Suite 4
                              Carson City, NV 89701
          (Address of principal executive offices, including zip code.)

                                  (206)588-1285
                     (Telephone number, including area code)

                            Michael M. Kessler, Esq.
                       3436 American River Drive, Suite 11
                              Sacramento, CA 95864
                             Telephone (916)239-4000
                                Fax (916)239-4008
            (Name, address and telephone number of agent for service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,000,000 shares as of October 29, 2008.

ITEM 1. FINANCIAL STATEMENTS

                            LAKE FOREST MINERALS INC.
                        (An Exploration Stage Enterprise)
                                  Balance Sheet
                           (Expressed in U.S. Dollars)

                                                                  Unaudited as of     Audited as of
                                                                   September 30,        June 30,
                                                                       2008               2008
                                                                     --------           --------
                                   A S S E T S

CURRENT ASSETS
  Cash                                                               $ 32,654           $  6,050
                                                                     --------           --------

      Total Current Assets                                             32,654              6,050
                                                                     --------           --------

      Total  Assets                                                  $ 32,654           $  6,050
                                                                     ========           ========

                             L I A B I L I T I E S

CURRENT LIABILITIES                                                  $     --           $     --
                                                                     --------           --------

      Total Current Liabilities                                            --                 --
                                                                     --------           --------

                      S T O C K H O L D E R S ' E Q U I T Y

Common Stock
  75,000,000 authorized shares, par value $0.001
  11,000,000 shares issued and outstanding                             11,000              8,000
Additional Paid-in-Capital                                             31,000              4,000
Deficit accumulated during exploration stage                           (9,346)            (5,950)
                                                                     --------           --------

      Total Stockholders' Equity                                       32,654              6,050
                                                                     --------           --------

      Total Liabilities and Stockholders' Equity                     $ 32,654           $  6,050
                                                                     ========           ========


   The accompanying notes are an integral part of these financial statements.

                            LAKE FOREST MINERALS INC.
                        (An Exploration Stage Enterprise)
                             Statement of Operations
                           (Expressed in U.S. Dollars)

                                                                         Period from
                                                                        June 23, 2008
                                                    Three Months     (Date of inception)
                                                       Ended               through
                                                    September 30,        September 30,
                                                        2008                 2008
                                                     ----------           ----------
REVENUES:
  Revenues                                           $       --           $       --
                                                     ----------           ----------

      Total Revenues                                         --                   --

EXPENSES:
  Operating Expenses
    Impairment of mineral property                           --                2,500
    General and Adminstrative                             1,896                1,996
    Professional Fees                                     1,500                4,850
                                                     ----------           ----------

      Total Expenses                                      3,396                9,346
                                                     ----------           ----------

      Net loss from Operations                           (3,396)              (9,346)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                         --
                                                     ----------           ----------

      Net Income (Loss) for the period               $   (3,396)          $   (9,346)
                                                     ==========           ==========

Basic and Diluted Earnings Per Common Share               (0.00)               (0.00)
                                                     ----------           ----------
Weighted Average number of Common Shares
 used in per share calculations                       8,489,130            8,836,957
                                                     ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                            LAKE FOREST MINERALS INC.
                        (An Exploration Stage Enterprise)
                        Statement of Stockholders' Equity
       For the period from June 23, 2008 (inception) to September 30, 2008
                           (Expressed in U.S. Dollars)

                                                              $0.001       Paid-In     Accumulated    Stockholders'
                                                 Shares      Par Value     Capital       Deficit         Equity
                                                 ------      ---------     -------       -------         ------
Balance, June 23, 2008 (Date of Inception)            --      $    --      $    --      $     --        $     --

Stock Issued for cash at $0.0015 per share
 on June 26, 2008                              8,000,000        8,000        4,000            --          12,000

Net Loss for the Period                               --           --           --        (5,950)         (5,950)
                                               ---------      -------      -------      --------        --------

Balance, June 30, 2008                         8,000,000        8,000        4,000        (5,950)          6,050

Stock Issued for cash at $0.01 per share
 on September 11, 2008                         3,000,000        3,000       27,000            --          30,000

Net Loss for the Period                               --           --           --        (3,396)         (3,396)
                                               ---------      -------      -------      --------        --------

Balance, September 30, 2008                    11,000,000     $11,000      $31,000      $ (9,346)       $ 32,654
                                               =========      =======      =======      ========        ========

   The accompanying notes are an integral part of these financial statements.

                            LAKE FOREST MINERALS INC.
                        (An Exploration Stage Enterprise)
                             Statement of Cash Flows
                           (Expressed in U.S. Dollars)


                                                                 Period from
                                                                June 23, 2008
                                             Three Months    (Date of inception)
                                                Ended                to
                                             September 30,      September 30,
                                                 2008               2008
                                               --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                     $ (3,396)          $ (5,950)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Impairment of mineral property                  --              2,500
                                               --------           --------

Net Cash Provided from Operating Activities      (3,396)            (3,450)
                                               --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral property option payment                    --             (2,500)
                                               --------           --------

Net Cash Used in Investing Activities                --             (2,500)
                                               --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                   30,000             12,000
                                               --------           --------

Net Cash Provided from Financing Activities      30,000             12,000
                                               --------           --------

Net Increase in Cash                             26,604              6,050
                                               --------           --------

Cash Balance,  Beginning of Period                6,050                 --
                                               --------           --------

Cash Balance,  End of Period                   $ 32,654           $  6,050
                                               ========           ========


   The accompanying notes are an integral part of these financial statements.

                            LAKE FOREST MINERALS INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


1.  DESCRIPTION  OF  BUSINESS,  HISTORY  AND SUMMARY OF  SIGNIFICANT  ACCOUNTING
POLICIES

DESCRIPTION OF BUSINESS AND HISTORY - Lake Forest Minerals Inc., a Nevada corporation, (hereinafter referred to as the "Company" or "Lake Forest Minerals") was incorporated in the State of Nevada on June 23, 2008. The Company was formed to engage in the acquisition, exploration and development of natural resource properties of merit. During the initial period ending June 30, 2008, the Company entered into an option agreement to acquire certain mineral claims located in British Columbia (refer to Note 3).

The Company's operations have been limited to general administrative operations and investigation, and is considered an Exploration Stage Company in accordance with Statement of Financial Accounting Standards No. 7.

The Company will review and further develop the accounting policies as the business plan is implemented.

The Company completed a prospectus offering on September 11, 2008, of 3,000,000 shares of the Company's common stock at a price of $0.01 per share for gross proceeds of $30,000.

MANAGEMENT OF COMPANY - The Company filed its articles of incorporation with the Nevada Secretary of State on June 23, 2008, indicating Sandra L. Miller on behalf of Resident Agents of Nevada, Inc. as the sole incorporator. The initial list of officers filed with the Nevada Secretary of State on July 21, 2008, indicates the sole director Jeffrey Taylor as the President, Secretary, and Treasurer.

GOING CONCERN - The Company has incurred net losses of approximately $9,346 for the period from June 23, 2008 (Date of Inception) through September 30, 2008 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

YEAR END - The Company's year end is June 30.

                            LAKE FOREST MINERALS INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Management feels the Company will have a net operating loss carryover to be used for future years. The Company has recorded a valuation allowance for the full potential tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from June 23, 2008 (Date of Inception) through September 30, 2008, the Company had no potentially dilutive securities.

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

LONG-LIVED ASSETS - In accordance with Financial Accounting Standards Board ("FASB") SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

                            LAKE FOREST MINERALS INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

MINERAL PROPERTY COSTS - The Company has been in the exploration stage since its inception on June 23, 2008 and has not yet realized any revenues from its planned operations, being the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets". The Company assesses the carrying costs for impairment under SFAS No. 144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

RECENT ACCOUNTING PRONOUNCEMENTS - In March 2008, the FASB issued SFAS No. 161,"Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133," (SFAS "161") as amended and interpreted, which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity's financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. The Company is currently evaluating the impact that FAS 161 will have on our financial statements.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No.163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management

                            LAKE FOREST MINERALS INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. As of September 30, 2008, the Company has not adopted this statement and management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by the Company prior to January 1, 2009 will be recorded and disclosed.

                            LAKE FOREST MINERALS INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

following existing GAAP. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

2. PROPERTY AND EQUIPMENT

As of September 30, 2008, the Company does not own any property and/or equipment.

3. MINERAL PROPERTY

Effective June 26, 2008, the Company entered into a Mineral Property Option Agreement (the "Agreement") with T.L. Sadlier-Brown, whereby the Company obtained an option to acquire the VIN Mineral Claim located in the Princeton Mining Division of British Columbia (the "VIN Mining Claim").

Under the terms of the Agreement, the Company paid $2,500 by June 30, 2008 and in order to maintain the option, is required to pay a further $5,000 by June 30, 2009 and an additional $7,500 by June 30, 2010. Upon completion of the required payments, which may be accelerated at the Company's option, the Company will own an undivided 100% interest in the VIN Mineral Claim subject to a 2% net smelter returns royalty reserved in favour of the Optionor.

Prior to completing the payments required under the Agreement, the Company has the right to conduct exploration and development activities on the property at its sole discretion and may, having provided notice to the vendor, terminate the Agreement and relieve itself from any obligations thereunder.

The cost of the mineral property option was initially capitalized. The Company has recognized an impairment loss of $2,500, as it has not yet been determined whether there are proven or probable reserves on the property.

4. STOCKHOLDER'S EQUITY

The Company has 75,000,000 shares authorized with a par value of $0.001 per share.

A total of 11,000,000 shares of the Company's common stock have been issued. 8,000,000 shares of the Company's common stock to the sole director of the Company pursuant to a stock subscription agreement at $0.0015 per share for total proceeds of $12,000. Another 3,000,000 shares of the Company's common stock were issued at a price of $0.01 per share for gross proceeds of $30,000.

                            LAKE FOREST MINERALS INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


5. RELATED PARTY TRANSACTIONS

Jeffrey Taylor, the sole officer and director of the Company was not paid for any underwriting services that he performed on behalf of the Company with respect to the Company's recently completed SB-1 prospectus offering.

As of September 30, 2008 there are no other related party transactions between the Company and any officers other than those mentioned above.

6. STOCK OPTIONS

As of September 30, 2008, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7. ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of September 30, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to generate revenues, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

GENERAL INFORMATION

Lake Forest Minerals was incorporated in the State of Nevada on June 23, 2008 to engage in the acquisition, exploration and development of natural resource properties. We are an exploration stage company with no revenues or operating history.

Moore & Associates, Certified Public Accountants, our independent auditor, has issued an audit opinion for Lake Forest Minerals which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

On June 26, 2008 we entered into a Mineral Property Purchase Agreement with T.L. Sadlier-Brown which grants to Lake Forest Minerals the sole and exclusive right, privilege and option to explore the Vin Mineral Claim (22 Mineral Title Grid Units) together with the sole and exclusive right, privilege and option to purchase the claims under specific terms. The Vin Claim is assigned Tenure Number 552520 and the property comprises 458.779 hectares.

T.L. Sadlier-Brown, a consulting geologist, has prepared a geological report. We have not yet commenced any exploration activities on the claim. Our property (the Vin Mineral Claim) may not contain any reserves and funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a deposit of gold or copper we will be required to expend substantial funds to bring our claim to production.

There is no current public market for our securities. As our stock is not publicly traded, investors should be aware they probably will be unable to sell their shares and their investment in our securities is not liquid.

RESULTS OF OPERATIONS

We are still in our exploration stage and have not generated any revenue.

We incurred operating expenses of $3,396 for the three month period ended September 30, 2008. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and registration statement. There is no comparative period from 2007.

Our net loss from inception (June 23, 2008) through September 30, 2008 was
$9,346.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at September 30, 2008 was $32,654 with no liabilities. We have sold $42,000 in equity securities since inception, $12,000 from the sale of 8,000,000 shares of stock to our officer and director and $30,000 from the sale of 3,000,000 shares registered pursuant to our S-1 Registration Statement which became effective on August 18, 2008. The offering was completed on September 11, 2008.

PLAN OF OPERATION

Our plan of operation for the twelve months is to complete the first phase of the exploration program. In addition to the $15,000 we anticipate spending for the first phase of the exploration program as outlined below, we anticipate spending an additional $15,000 on professional fees, including fees payable in connection with complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $30,000.

The following work program has been recommended by the consulting geologist who prepared the geology report.

PHASE I
Soil sampling survey: ~ 3 line km                                                5,000
Geochemical analyses: 34 element ICP + Au FA & AA; ~400 samples @ $22            6,000
Camp costs; mobilization & demobilization                                        2,500
Data evaluation, interpretation and report preparation                           1,500
                                                                               -------
     Sub-total                                                                  15,000     15,000

PHASE II
Provision for geophysical surveys                                               35,000
Provision for detailed mapping, trenching & rock sampling and assays            10,000
Data evaluation, interpretation and report preparation                           5,000
                                                                                 5,000
     Sub-total                                                                  55,000     55,000
                                                                                ------     ------
     GRAND TOTAL                                                                           70,000
                                                                                           ======

Phase 2 is contingent upon favorable results from Phase 1.

Subject to weather conditions and the availability of the appropriate contractors, we plan to commence Phase 1 of the exploration program on the claim in late November 2008. We expect this phase to take 15 days to complete and an additional two months for the consulting geologist to receive the results from the assay lab and prepare his report. The Company advanced T.L. Sadlier-Brown $5,000, on October 30th 2008, as an advance to commence work on Phase I of the exploration program.

The above program costs are management's estimates based upon the recommendations of the professional consulting geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program if we are able to raise the necessary funds. The estimated cost of this program is $55,000 and will take approximately 3 weeks to complete and an additional two to three months for the consulting geologist to receive the results from the assay lab and prepare his report.

We have a verbal agreement with T.L. Sadlier-Brown, the consulting geologist who prepared the geology report on our claim, to retain his services for our planned exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures are effective, as of July 31, 2008, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS.

Exhibit             Description                                   Method of Filing
-------             -----------                                   ----------------
3.1      Articles of Incorporation                   Incorporated by reference to Exhibit 3.1 to the
                                                     Company's Registration Statement on Form S-1 filed
                                                     with the SEC on August 6, 2008.

3.2      Bylaws                                      Incorporated by reference to Exhibit 3.1 to the
                                                     Company's Registration Statement on Form SB-2 filed
                                                     with the SEC on August 6, 2008.

31.1     Certification of Chief Executive            Filed electronically herewith
         Officer pursuant to Section 302
         of the Sarbanes-Oxley Act of 2002.

31.2     Certification of Chief Financial            Filed electronically herewith
         Officer pursuant to Section 302
         of the Sarbanes-Oxley Act of 2002.

32       Certification of Chief Executive            Filed electronically herewith
         Officer and Chief Financial Officer
         pursuant to 18 U.S.C. Section 1350, as
         adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Jeffrey Taylor                                              October 30, 2008
------------------------------------                            ----------------
Jeffrey Taylor, President & Director                                  Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)