Form 10-Q
period 2008-12-31
Lake Forest Minerals Inc.
filed 2009-02-04
CIK 1441082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

                        Commission file number 333-152805


                           LAKE FOREST MINERALS, INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                          711 S. Carson Street, Suite 4
                              Carson City, NV 89701
          (Address of principal executive offices, including zip code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,000,000 shares as of February 2, 2009.

ITEM 1. FINANCIAL STATEMENTS.


                            LAKE FOREST MINERALS INC.
                        (An Exploration Stage Enterprise)
                                  Balance Sheet
                           (Expressed in U.S. Dollars)

                                                                  Unaudited as of     Audited as of
                                                                    December 31,        June 30,
                                                                       2008               2008
                                                                     --------           --------
                                   A S S E T S

CURRENT ASSETS
  Cash                                                               $ 25,094           $  6,050
                                                                     --------           --------
      Total Current Assets                                             25,094              6,050
                                                                     --------           --------

      Total  Assets                                                  $ 25,094           $  6,050
                                                                     ========           ========

                             L I A B I L I T I E S

CURRENT LIABILITIES
                                                                     $     --           $     --
                                                                     --------           --------

      Total Current Liabilities                                            --                 --
                                                                     --------           --------

                    S T O C K H O L D E R S ' E Q U I T Y Y

Common Stock
  75,000,000 authorized shares, par value $0.001
  11,000,000 shares issued and outstanding                             11,000              8,000
Additional Paid-in-Capital                                             31,000              4,000
Deficit accumulated during exploration stage                          (16,906)            (5,950)
                                                                     --------           --------
      Total Stockholders' Equity                                       25,094              6,050
                                                                     --------           --------

      Total Liabilities and Stockholders' Equity                     $ 25,094           $  6,050
                                                                     ========           ========


   The accompanying notes are an integral part of these financial statements.

                           LAKE FOREST MINERALS INC.
                       (An Exploration Stage Enterprise)
                            Statement of Operations
                          (Expressed in U.S. Dollars)

                                                                                             Period from
                                                                                             June 23, 2008
                                                  Six Months           Three Months       (Date of inception)
                                                    Ended                 Ended                 through
                                                  December 31,          December 31,          December 31,
                                                     2008                  2008                  2008
                                                  -----------           -----------           -----------
REVENUES:
  Revenues                                        $        --           $        --           $        --
                                                  -----------           -----------           -----------
      Total Revenues                                       --                    --                    --

EXPENSES:
  Operating Expenses
    Exploration expenses                                5,000                 5,000                 5,000
    Impairment of mineral property                         --                    --                 2,500
    General and Adminstrative                           3,206                 1,310                 3,306
    Professional Fees                                   2,750                 1,250                 6,100
                                                  -----------           -----------           -----------
      Total Expenses                                   10,956                 7,560                16,906
                                                  -----------           -----------           -----------

      Net loss from Operations                        (10,956)               (7,560)              (16,906)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                       --                    --                    --
                                                  -----------           -----------           -----------

      Net Income (Loss) for the period            $   (10,956)          $    (7,560)          $   (16,906)
                                                  ===========           ===========           ===========

Basic and Diluted Earnings Per Common Share             (0.00)                (0.00)                (0.00)
                                                  -----------           -----------           -----------

Weighted Average number of Common Shares
 used in per share calculations                     9,809,783            11,000,000             9,983,696
                                                  ===========           ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                            LAKE FOREST MINERALS INC.
                        (An Exploration Stage Enterprise)
                        Statement of Stockholders' Equity
       For the period from June 23, 2008 (inception) to December 31, 2008
                           (Expressed in U.S. Dollars)

                                                                $0.001      Paid-In     Accumulated    Stockholders'
                                                 Shares       Par Value     Capital       Deficit         Equity
                                                 ------       ---------     -------       -------         ------
Balance, June 23, 2008 (Date of Inception)             --      $    --      $    --      $     --        $     --

Stock Issued for cash at $0.0015 per share
 on June 26, 2008                               8,000,000        8,000        4,000            --          12,000

Net Loss for the Period                                --           --           --        (5,950)         (5,950)
                                               ----------      -------      -------      --------        --------

Balance, June 30, 2008                          8,000,000        8,000        4,000        (5,950)          6,050

Stock Issued for cash at $0.01 per share
 on September 11, 2008                          3,000,000        3,000       27,000            --          30,000

Net Loss for the Period                                --           --           --       (10,956)        (10,956)
                                               ----------      -------      -------      --------        --------

Balance, December 31, 2008                     11,000,000      $11,000      $31,000      $(16,906)       $ 25,094
                                               ==========      =======      =======      ========        ========


   The accompanying notes are an integral part of these financial statements.

                            LAKE FOREST MINERALS INC.
                        (An Exploration Stage Enterprise)
                             Statement of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                                         Period from
                                                                                         June 23, 2008
                                                    Six Months        Three Months    (Date of inception)
                                                      Ended              Ended              through
                                                    December 31,       December 31,       December 31,
                                                       2008               2008               2008
                                                     --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                           $(10,956)          $ (7,560)          $(16,906)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
  Impairment of mineral property                           --                 --              2,500
                                                     --------           --------           --------

Net Cash Provided from Operating Activities           (10,956)            (7,560)           (14,406)
                                                     --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral property option payment                          --                 --             (2,500)
                                                     --------           --------           --------

Net Cash Used in Investing Activities                      --                 --             (2,500)
                                                     --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                         30,000                 --             42,000
                                                     --------           --------           --------

Net Cash Provided from Financing Activities            30,000                 --             42,000
                                                     --------           --------           --------

Net Increase (Decrease) in Cash                        19,044             (7,560)            25,094
                                                     --------           --------           --------

Cash Balance, Beginning of Period                       6,050             32,654                 --
                                                     --------           --------           --------

Cash Balance, End of Period                          $ 25,094           $ 25,094           $ 25,094
                                                     ========           ========           ========


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

The Company's operations have been limited to general administrative operations, initial property staking and investigation, and is considered an Exploration Stage Company in accordance with Statement of Financial Accounting Standards No. 7.

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

GOING CONCERN - The Company has incurred net losses of approximately $16,906 for the period from June 23, 2008 (Date of Inception) through December 31, 2008 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from June 23, 2008 (Date of Inception) through December 31, 2008, the Company had no potentially dilutive securities.

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. As of December 31, 2008, the Company has not adopted this statement and management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by the Company prior to January 1, 2009 will be recorded and disclosed

                            LAKE FOREST MINERALS INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

following existing GAAP. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

2. PROPERTY AND EQUIPMENT

As of December 31, 2008, the Company does not own any property and/or equipment.

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

A total of 11,000,000 shares of the Company's common stock have been issued, 8,000,000 shares of the Company's common stock to the sole director of the Company pursuant to a stock subscription agreement at $0.0015 per share for total proceeds of $12,000. Another 3,000,000 shares of the Company's common stock were issued at a price of $0.01 per share for gross proceeds of $30,000.

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

As of December 31, 2008 there are no other related party transactions between the Company and any officers other than those mentioned above.

6. STOCK OPTIONS

As of December 31, 2008, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7. ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

We incurred operating expenses of $7,560 for the three month period ended December 31, 2008. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our periodic reports and $5,000 in exploration costs. There is no comparative period from 2007.

Our net loss from inception (June 23, 2008) through December 31, 2008 was
$16,906.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at December 31, 2008 was $25,094 with no liabilities. We have sold $42,000 in equity securities since inception, $12,000 from the sale of 8,000,000 shares of stock to our officer and director and $30,000 from the sale of 3,000,000 shares registered pursuant to our S-1 Registration Statement which became effective on August 18, 2008. The offering was completed on September 11, 2008.

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

The following work program has been recommended by the consulting geologist who prepared the geology report.

PHASE I
Soil sampling survey: ~ 3 line km                                                5,000
Geochemical analyses: 34 element ICP + Au FA & AA; ~400 samples @ $22            6,000
Camp costs; mobilization & demobilization                                        2,500
Data evaluation, interpretation and report preparation                           1,500
                                                                               -------
     Sub-total                                                                  15,000     15,000

PHASE II
Provision for geophysical surveys                                               35,000
Provision for detailed mapping, trenching & rock sampling and assays            10,000
Data evaluation, interpretation and report preparation                           5,000
                                                                                 5,000
                                                                                ------
     Sub-total                                                                  55,000     55,000
                                                                                ------     ------
     GRAND TOTAL                                                                           70,000
                                                                                           ======

Phase II is contingent upon favorable results from Phase 1 and our ability to raise additional funds.

The Company advanced T.L. Sadlier-Brown $5,000, on October 30th 2008, as an advance to commence work on Phase I of the exploration program. Preliminary work has commenced on the property claims as per Phase I of the exploration program. Due to severe weather conditions in December and January, further exploration work has been delayed. Subject to weather conditions and the availability of the appropriate contractors, we plan to continue with Phase I of the exploration program on the property claim in March 2009.

The above program costs are management's estimates based upon the recommendations of the professional consulting geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase I of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase II of our exploration program if we are able to raise the necessary funds. The estimated cost of this program is $55,000 and will take approximately 3 weeks to complete and an additional two to three months for the consulting geologist to receive the results from the assay lab and prepare his report.

We have a verbal agreement with T.L. Sadlier-Brown, the consulting geologist who prepared the geology report on our claim, to continue to retain his services for our planned phase I exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures are effective, as of December 31, 2008, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

3.2      Bylaws                                      Incorporated by reference to Exhibit 3.2 to the
                                                     Company's Registration Statement on Form S-1 filed
                                                     with the SEC on August 6, 2008.

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


/s/ Jeffrey Taylor                                              February 4, 2009
------------------------------------                            ----------------
Jeffrey Taylor, President & Director                                  Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)