Form 10-Q
period 2009-03-31
Lake Forest Minerals Inc.
filed 2009-04-30
CIK 1441082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,000,000 shares as of April 27, 2009.

ITEM 1. FINANCIAL STATEMENTS.


                            LAKE FOREST MINERALS INC.
                        (An Exploration Stage Enterprise)
                                  Balance Sheet
                           (Expressed in U.S. Dollars)

                                                      Unaudited        Audited
                                                        As of           As of
                                                      March 31,        June 30,
                                                        2009             2008
                                                      --------         --------
                                   ASSETS

CURRENT ASSETS
  Cash                                                $ 22,377         $  6,050
                                                      --------         --------
      Total Current Assets                              22,377            6,050
                                                      --------         --------

      Total  Assets                                   $ 22,377         $  6,050
                                                      ========         ========

                             LIABILITIES

CURRENT LIABILITIES
                                                      $     --         $     --
                                                      --------         --------
      Total Current Liabilities                             --               --
                                                      --------         --------

                              STOCKHOLDERS' EQUITY

Common Stock
  75,000,000 authorized shares, par value $0.001
  11,000,000 shares issued and outstanding              11,000            8,000
Additional Paid-in-Capital                              31,000            4,000
Deficit accumulated during exploration stage           (19,623)          (5,950)
                                                      --------         --------
      Total Stockholders' Equity                        22,377            6,050
                                                      --------         --------

      Total Liabilities and Stockholders' Equity      $ 22,377         $  6,050
                                                      ========         ========


   The accompanying notes are an integral part of these financial statements.

                            LAKE FOREST MINERALS INC.
                        (An Exploration Stage Enterprise)
                             Statement of Operations
                           (Expressed in U.S. Dollars)

                                                                                                 Period from
                                                                                                June 23, 2008
                                                     Three Months          Nine Months       (Date of inception)
                                                        Ended                 Ended                through
                                                      March 31,             March 31,             March 31,
                                                        2009                  2009                  2009
                                                     -----------           -----------           -----------
REVENUES:
  Revenues                                           $        --           $        --           $        --
                                                     -----------           -----------           -----------
      Total Revenues                                          --                    --                    --

EXPENSES:
  Operating Expenses
    Exploration expenses                                      --                 5,000                 5,000
    Impairment of mineral property                            --                    --                 2,500
    General and Adminstrative                                308                 3,514                 3,614
    Professional Fees                                      2,409                 5,159                 8,509
                                                     -----------           -----------           -----------
      Total Expenses                                       2,717                13,673                19,623
                                                     -----------           -----------           -----------

      Net loss from Operations                            (2,717)              (13,673)              (19,623)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                          --                    --                    --

      Net Income (Loss) for the period               $    (2,717)          $   (13,673)          $   (19,623)
                                                     ===========           ===========           ===========

Basic and Diluted Earnings Per Common Share                (0.00)                (0.00)                (0.00)
                                                     -----------           -----------           -----------

Weighted Average number of Common Shares
 used in per share calculations                       11,000,000            10,200,730            10,317,518
                                                     ===========           ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                            LAKE FOREST MINERALS INC.
                        (An Exploration Stage Enterprise)
                        Statement of Stockholders' Equity
        For the period from June 23, 2008 (inception) to March 31, 2009
                           (Expressed in U.S. Dollars)

                                                                $0.001      Paid-In     Accumulated    Stockholders'
                                                 Shares       Par Value     Capital       Deficit         Equity
                                                 ------       ---------     -------       -------         ------
Balance, June 23, 2008 (Date of Inception)             --      $    --      $    --      $     --        $     --

Stock Issued for cash at $0.0015 per share
 on June 26, 2008                               8,000,000        8,000        4,000            --          12,000

Net Loss for the Period                                --           --           --        (5,950)         (5,950)
                                               ----------      -------      -------      --------        --------

Balance, June 30, 2008                          8,000,000        8,000        4,000        (5,950)          6,050

Stock Issued for cash at $0.01 per share
 on September 11, 2008                          3,000,000        3,000       27,000            --          30,000

Net Loss for the Period                                --           --           --       (13,673)        (13,673)
                                               ----------      -------      -------      --------        --------

Balance, March 31, 2009                        11,000,000      $11,000      $31,000      $(19,623)       $ 22,377
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

                            LAKE FOREST MINERALS INC.
                        (An Exploration Stage Enterprise)
                             Statement of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                                              Period from
                                                        Three Months       Nine Months       June 23, 2008
                                                           Ended              Ended      (Date of inception) to
                                                         March 31,          March 31,          March 31,
                                                           2009               2009               2009
                                                         --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                               $ (2,717)          $(13,673)          $(19,623)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Impairment of mineral property                            --                 --              2,500
                                                         --------           --------           --------

Net Cash Provided from Operating Activities                (2,717)           (13,673)           (17,123)
                                                         --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral property option payment                              --                 --             (2,500)
                                                         --------           --------           --------

Net Cash Used in Investing Activities                          --                 --             (2,500)
                                                         --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                                 --             30,000             42,000
                                                         --------           --------           --------

Net Cash Provided from Financing Activities                    --             30,000             42,000
                                                         --------           --------           --------

Net Increase (Decrease) in Cash                            (2,717)            16,327             22,377
                                                         --------           --------           --------

Cash Balance,  Beginning of Period                         25,094              6,050                 --
                                                         --------           --------           --------

Cash Balance,  End of Period                             $ 22,377           $ 22,377           $ 22,377
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

MANAGEMENT OF COMPANY - The Company filed its articles of incorporation with the Nevada Secretary of State on June 23, 2008, indicating Sandra L. Miller on behalf of Resident Agents of Nevada, Inc. as the sole incorporator. The initial list of officers filed with the Nevada Secretary of State on June 23, 2008, indicates the sole director Jeffrey Taylor as the President, Secretary, and Treasurer.

GOING CONCERN - The Company has incurred net losses of approximately $19,623 for the period from June 23, 2008 (Date of Inception) through March 31, 2009 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from June 23, 2008 (Date of Inception) through March 31, 2009, the Company had no potentially dilutive securities.

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. As of March 31, 2009, the Company has not adopted this statement and management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

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

                            LAKE FOREST MINERALS INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accordingly, any business combinations completed by the Company prior to January 1, 2009 will be recorded and disclosed following existing GAAP. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

2.   PROPERTY AND EQUIPMENT

As of March 31, 2009, the Company does not own any property and/or equipment.

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

As of March 31, 2009 there are no other related party transactions between the Company and any officers other than those mentioned above.

6.   STOCK OPTIONS

As of March 31, 2009, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7.   ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of March 31, 2009.

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

We incurred operating expenses of $2,717 for the three month period ended March 31, 2009. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. There is no comparative period from 2008.

Our net loss from inception (June 23, 2008) through March 31, 2009 was $19,623.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at March 31, 2009 was $22,377 with no liabilities. We have sold $42,000 in equity securities since inception, $12,000 from the sale of 8,000,000 shares of stock to our officer and director and $30,000 from the sale of 3,000,000 shares registered pursuant to our S-1 Registration Statement which became effective on August 18, 2008. The offering was completed on September 11, 2008.

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
                                                                                           ======

Phase II is contingent upon favorable results from phase I.

The Company advanced T.L. Sadlier-Brown $5,000, on October 30, 2008, as an advance to commence work on Phase I of the exploration program. Preliminary work has commenced on the property claims as per phase I of the exploration program. Due to severe weather conditions in December and January, further exploration work has been delayed. Subject to weather conditions and the availability of the appropriate contractors, we plan to continue with phase I of the exploration program on the property claim in May 2009.

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

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures are ineffective, as of March 31, 2009, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

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


/s/ Jeffrey Taylor                                                April 27, 2009
-------------------------------------                             --------------
Jeffrey Taylor, President & Director                                  Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)