Form 10-K
period 2009-06-30
Lake Forest Minerals Inc.
filed 2009-09-24
CIK 1441082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2009

                        Commission file number 333-152805


                           Lake Forest Minerals, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                                26-2862618
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                          711 S. Carson Street, Suite 4
                              Carson City, NV 89701
           (Address of Principal Executive Offices including Zip Code)

                                 (206) 203-4100
                               (Telephone Number)

                         Resident Agents of Nevada, Inc.
                          711 S. Carson Street, Suite 4
                              Carson City, NV 89701
                                 (775) 882 4641
            (Name, Address and Telephone Number of Agent for Service)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of September 23, 2009, the registrant had 11,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of September 23, 2009.

                           LAKE FOREST MINERALS, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                       10
Item 2.  Properties                                                         13
Item 3.  Legal Proceedings                                                  14
Item 4.  Submission of Matters to a Vote of Securities Holders              14

                               Part II

Item 5.  Market for Registrant's Common Equity & Related Stockholder
         Matters                                                            14
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          16
Item 8.  Financial Statements                                               20
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           31
Item 9A. Controls and Procedures                                            31

                              Part III

Item 10. Directors and Executive Officers                                   34
Item 11. Executive Compensation                                             35
Item 12. Security Ownership of Certain Beneficial Owners and Management     36
Item 13. Certain Relationships and Related Transactions                     37
Item 14. Principal Accounting Fees and Services                             37

                               Part IV

Item 15. Exhibits                                                           37

Signatures                                                                  38

                                     PART I

ITEM 1. BUSINESS

You should read the following summary together with the more detailed business information and the financial statements and related notes that appear elsewhere in this annual report. In this annual report, unless the context otherwise denotes, references to "we", "us", "our", "the Company", "Lake Forest" and "Lake Forest Minerals" are to Lake Forest Minerals Inc.

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

Our financial statements from inception through the year ended June 30, 2009 report no revenues and a net loss of $26,252. Seale and Beers, Certified Public Accountants, our independent auditor, has issued an audit opinion for Lake Forest Minerals which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Our mineral claim has been staked and we hired a professional mining engineer to prepare a geological report. Our property (the Vin Mineral Claim) may not contain any reserves and funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a deposit of gold or copper we will be required to expend substantial funds to bring our claim to production.

The Vin Claim is assigned Tenure Number 552520 and is in good standing to February 22nd 2009. The property comprises 458.779 hectares included within 22 Mineral Title Grid Units. If our claim does not contain any reserves of gold, copper or other minerals all funds that we spend on exploration will be lost. If we complete our current exploration program and are successful in identifying a mineral deposit we will need to expend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

                            GLOSSARY OF MINING TERMS

"Anomalous"              A departure from the norm which may indicate the
                         presence of mineralization
"Basalt"                 An extrusive volcanic rock
"BCDM"                   British Columbia Department of Mines
"Chalcopyrite"           A sulphide mineral of copper and iron; the most
                         important ore mineral in copper
"Copper" or "Cu"         A reddish or salmon-pink isometric mineral, the native
                         metallic element of copper. It is ductile and
                         malleable, a good conductor of heat and electricity,
                         usually dull and tarnished
"Diamond drill"          A rotary type of rock drill that cuts a core of rock
                         that is recovered in long cylindrical sections
Fault"                   A fracture dividing a rock into two sections that have
                         visibly moved relative to each other

"Flows"                  Volcanic rock formed from lava that flowed out onto the
                         earth's surface
"Geological mapping"     The process of observing and measuring geological
                         features in a given area and plotting these features,
                         to scale, onto a map
"Geophysical survey"     A method of exploration that measures the physical
                         properties of rock formations including magnetism,
                         specific gravity, electrical conductivity and
                         resistance
"Gold" or "Au"           A heavy, soft, yellow, ductile, malleable, metallic
                         element. Gold is a critical element in computer and
                         communications technologies
"Metamorphic"            A rock that has undergone chemical or structural
                         changes (heat, pressure, or a chemical reaction) that
                         causes changes to its original state - High-grade
                         metamorphic is a large amount of change
"Mineral claim"          A portion of land held either by a prospector or a
                         mining company, in British Columbia each claim is 500m
                         x 500m (1,640 ft2)
"Ore"                    A mixture of mineralized rock from which at least one
                         of the metals can be extracted at a profit
"Precious metal"         Any of several metals, including gold and platinum,
                         that have high economic value - metals that are often
                         used to make coins or jewelry
"Pyrite"                 A yellow iron sulphide mineral - sometimes referred to
                         as "fools gold"
"Quartz"                 Common rock forming mineral consisting of silicon and
                         oxygen
"Sedimentary rocks"      Secondary rocks formed from material derived from other
                         rocks and laid down underwater.
"Silver" or "Ag"         A white metallic element that is ductile, very
                         malleable and capable of a high polish. This precious
                         metal has major industrial applications in photography,
                         x-rays, electronics and electrical contacts, batteries,
                         brazing alloys, catalysts, mirrors, jewelry and
                         sterlingware
"Soil sampling"          The collecting of samples of soil, usually 2 pounds per
                         sample, from soil thought to be covering mineralized
                         rock. The samples are submitted to a laboratory that
                         will analyze them for mineral content
"Trenching"              The digging of long, narrow excavation through soil, or
                         rock, to expose mineralization
"Vein"                   A crack in the rock that has been filled by minerals
                         that have traveled upwards from a deeper source
"Volcanic rocks"         Igneous rocks formed from magma that has flowed out or
                         has been violently ejected from a volcano

GENERAL INFORMATION

The Vin property covers a gold soil geochemical anomaly located in the southern interior of British Columbia 40 km north of the town of Princeton. It comprises
458.779 ha of forested Crown Land held in good standing to February 22, 2010. It lies in a largely overburden-covered area underlain principally by the Triassic volcanic rocks of the Nicola Group.

The area was subjected to a regional soil geochemical survey by Fairfield Minerals in 1991. A field examination, which included a preliminary geological assessment of the area of the soil anomaly and a limited amount of additional soil sampling, was carried out by the geologist on June 25th and 26th, 2007.

The available geochemical data is consistent with the presence of an elongate mineralized structure concealed beneath the glacial overburden in the immediate area of the anomaly. Accordingly, a two-phase program of geochemical and geophysical survey work is recommended to evaluate the area. The estimated cost of the proposed field work is $15,000 for the initial phase and an additional $55,000 for a second phase which would be contingent upon the Phase I results.

There is not a plant or any equipment currently located on the property. It is expected that the initial exploration phase will be supported by generators. The town of Princeton offers much of the necessary infrastructure required to base and carry-out an exploration program (accommodations, communications, equipment and supplies).

A two-phase exploration program to evaluate the area is considered appropriate and is recommended by the consulting geologist in his report. Detailed prospecting, mapping and reconnaissance MMI soil geochemical surveys of the claim area are recommended.

The cost of the proposed program is $15,000 for the initial phase of exploration work and $55,000 for the contingent second phase. We plan to continue Phase 1 of the exploration program in the Fall 2009.

The discussions contained herein are management's estimates based on information provided by the consulting geologist who prepared the geology report. There is no guarantee that exploitable mineralization will be found, the quantity or type of minerals if they are found and the extraction process that will be required. We are also unable to assure you we will be able to raise the additional funding to proceed with any subsequent work on the claim if mineralization is found.

ACQUISITION OF THE MINERAL CLAIM

On June 26, 2008 we entered into a Mineral Property Purchase Agreement with T.L. Sadlier-Brown which grants to Lake Forest Minerals the sole and exclusive right, privilege and option to explore the Vin mineral claim together with the sole and exclusive right, privilege and option to purchase the claims upon the following terms and conditions:

     1. Lake Forest Minerals will have the sole and exclusive right and option to acquire an undivided 100% right, title and interest in and to the Property free and clear of all charges, encumbrances and claims save and except for the obligation to pay a Royalty for 2% net smelter returns to T.L. Sadlier-Brown in the event the Property achieves commercial production.

     2. In order to maintain the Option in good standing and exercise the Option in full the Purchaser shall, subject to regulatory approval:

          (a)  $2,500 by June 30, 2008 (paid);
          (b)  an additional $5,000 by August 15, 2009 (paid August 12, 2009);
               and
          (c)  an additional $7,500 by June 30, 2010.

REQUIREMENTS OR CONDITIONS FOR RETENTION OF TITLE

All claims staked in British Columbia require $4 per hectare worth of assessment work to be undertaken in year 1 through 3, followed by $8 per hectare per year thereafter. In order to retain title to the property exploration work costs must be recorded and filed with the British Columbia Department of Energy Mines and Petroleum Resources ("BCDM").

LOCATION, ACCESS, CLIMATE, LOCAL RESOURCES & INFRASTRUCTURE

The Vin Claim straddles the northeast-trending valley of Vinson Lake about 40 km north of the town of Princeton or 45 km southeast of the town of Merritt. Both communities are supply and service centers for the southern interior of B.C. The claim is centered approximately at UTM coordinates 0685000E, 5520000N in an incised plateau area of moderate relief between elevations of about 4,600 and 5,250 feet above sea level.

The region is largely mantled in glacial overburden consisting of till, clay and silt with local areas of gravel and regolith. Bedrock exposures appear to be confined, for the most part, to higher elevations and steep slopes but are sufficiently abundant to permit reconnaissance scale geological mapping. The area is forested mainly by dense stands of pine and minor deciduous groves consisting of birch and poplar. The coniferous forest has been extensively harvested and logging is ongoing in the area.

The claim area is drained by several small tributaries to Vinson and Dillard Creeks which flow westerly contributing to Summers Creek at the south end of Missezula Lake. Summers Creek is a tributary of Alison Creek and, ultimately, the Similkameen, Okanagan and Columbia Rivers.

The property lies within the Interior Plateau climate zone, a region where mean temperatures range between 5(Degree) to 23(Degree) in the winter and from 68(Degree) to 86(Degree) during the summer months. Total monthly precipitation varies from a low of less than 1 inch during March, the driest month, to over 2 inches in July. Snow may be expected from October through March with between 16 and 20 inches occurring in each of December and January.

Access from Merritt is east via Highway 97C to the Loon Lake turnoff, from there south on well-maintained gravel forest roads to Buck Lake then southerly about 2 miles to the property at Vinson Lake. From Princeton the site is accessed via Route 5A north to about 31 miles to the Missezula Lake turnoff then easterly about 12 miles to the Buck Lake and Vinson Lake areas. The property is traversed by two forest roads and is partly clear-cut.




                      [MAP SHOWING THE PROPERTY LOCATION]

                        [MAP SHOWING THE CLAIM LOCATION]



HISTORY

The general area was first prospected during the late 1800s at which time a number of copper and gold occurrences were discovered in the nearby Aspen Grove, Princeton and Tulameen areas. Among these were the Copper Mountain deposits which became the Granby and later Similco Mines south of Princeton and the gold-platinum placers in the Tulameen area. Placer gold was also mined from Siwash and Shrimpton Creeks which lie respectively 2 miles east and 4 miles north of the Vin Claim.

In 1986 a high-grade gold-quartz occurrence was discovered near Siwash Lake 6 miles northeast of the Vin Claim during a geochemical and conventional prospecting program carried out on behalf of Fairfield Minerals. This deposit became the Siwash Mine (now called the Elk Mine) which was placed into production by Fairfield in 1992 and, during the 1990s, produced 51,750 ounces of gold from a small open pit. Its discovery resulted in a substantial amount of exploration work - including that done in the Vinson Lake area - and the staking of a large number of mineral claims in the area during the early and mid 1990s. In 2001 Fairfield amalgamated with Almaden Resources Corp. to form Almaden Minerals Ltd., the current owner of the Elk Mine. According to Alamaden's February 2007 news release, the reported measured, indicated and inferred reserves at the Elk Mine total 1.94 million tons containing 473,000 ounces of gold. Exploration work on the mine property is ongoing. Although subsequent regional exploration work has not identified any additional comparable mineral occurrences several subtle geochemical anomalies have been found including that on the Vin Claim.

GEOLOGICAL SETTING

REGIONAL GEOLOGY

The Vin property lies in a region characterized by extensive glacial overburden and, con-sequently, data on the bedrock geology is limited. Available outcrops, however, suggest that the regional geology is dominated by the upper Triassic volcanic rocks of the Eastern Belt of the Nicola Group (uTrNE) as depicted in mapping by the B.C. Geological Survey (BCGS).

PROPERTY GEOLOGY & MINERALIZATION

The only outcrops observed within the claim area consist of exposures of andesite and dacite on the steep west-facing slope a few hundred yards east of Vinson Lake and in an area of moderate terrain about half a mile east of the lake. The rocks are variably grey to green in color and could be termed greenstones. They are generally fine-grained, locally porphyritic and, in some instances, exhibit an equigranular intrusive texture suggesting that they may be dikes or sills. They are considered to represent part of the Eastern Belt of the Nicola terrain in the area of interest.

The bedrock exposures lie in an area of steep, but not extreme, terrain less than 100 yards north of a coincident copper and gold soil geochemical anomaly described by Cormier (1992) that defines the area of interest. The anomalous area is an elongate feature extending for about 1,300 yards on a bearing of about 100(Degree) from a point just west of the south end of Vinson Lake and through the central part of the Vin Claim. It contains a cluster of elevated soil gold geochemical values ranging up to 76 ppb Au against a background of
<5ppb Au. The coincident copper anomaly is discontinuous but nevertheless distinct and contains values ranging up to 288 ppm Cu.

The anomalous area parallels the base of a moderate east-west trending slope and coincides in part with the valley of a small stream. These surface features suggest the presence of a geological structure such as a fault, lithological contact or vein - but it is also possible that they are attributable only to the morphology of the glacial drift that blankets much of the area.

COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claim. Readily available commodities markets exist in the U.S., Canada and around the world for the sale of gold, copper and other minerals. Therefore, we will likely be able to sell any minerals that we are able to recover.

We are subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

The initial steps of exploration can be carried out without permitting or notification to any government body as it is deemed "low-disturbance/low-impact" by the British Columbia Department of Energy Mines and Petroleum Resources
(BCDM).

With respect to the mechanized trenching or diamond drilling a plan of operation will need to be filed with the BCDM. This plan will detail the extent, location and amount of surface disturbance for the trenching and/or drilling. As the amount of trenching and drilling (initially) will be limited, the permit should be issued within 30 days. We will be required to obtain a refundable bond in the amount of $3,000 - $5,000 (depending on the anticipated amount of disturbance). The bond is to ensure that we reclaim or repair the disturbance caused by the trenching and drilling. Usually this reclaiming work entails filling in and smoothing the surface at trenching sites, clean up and removal of any work material, and seeding native grass/plants at the site of any disturbance.

In the event that trees larger than 6 inches in diameter need to be cut down, a permit will need to be obtained from the BC Ministry of Forests. This usually takes less than 30 days to obtain. We will try to adjust the areas we work at and trench around larger trees (initially) to avoid any disturbance to larger trees. If the disturbance to larger trees is unavoidable then a permit to cut will be obtained.

There are nominal costs involved in obtaining the BCDM or Forestry permits (less than $100.00). The bond required by the BCDM is returned (with interest) upon proper clean up of the site. There will be costs for the crew and equipment required to fill in the trenches etc., but as heavy equipment is available locally, and the amount of disturbance is expected to be minimal, the costs will be most likely be less than $2,000. (1 day - crew & equipment)

All claims staked in British Columbia require $4 per hectare worth of assessment work to be undertaken in year 1 through 3, followed by $8 per hectare per year thereafter. In order to retain title to the property exploration work costs must be recorded and filed with the British Columbia Department of Energy Mines and Petroleum Resources ("BCDM"). The BCDM charges a filing fee, equal to 10% of the value of the work recorded, to record the work.

PATENTS, TRADEMARKS, FRANCHISES, ROYALTY AGREEMENTS OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL OF PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our products or services.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer, Jeffrey Taylor. Mr. Taylor currently devotes 10 hours per week to company matters and after receiving funding he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act. We are subject to disclosure filing requirements, including filing Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

ITEM 1A. RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING KNOWN RISKS AND UNCERTAINTIES IN ADDITION TO OTHER INFORMATION IN THIS REPORT IN EVALUATING OUR COMPANY. OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION COULD BE SERIOUSLY HARMED DUE TO ANY OF THE FOLLOWING KNOWN RISKS. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS NOT PRESENTLY KNOWN TO US MAY ALSO IMPAIR OUR BUSINESS OPERATIONS.

WE ARE AN EXPLORATION STAGE COMPANY AND HAVE ONLY RECENTLY COMMENCED PHASE I EXPLORATION ACTIVITIES ON OUR CLAIM. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

     We have no way to evaluate the likelihood that our business will be successful. We were incorporated on June 23, 2008 and to date have been involved primarily in organizational activities and the acquisition of the mineral claim through an option agreement with T.L. Sadlier-Brown. We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the Vin mineral property and the production of minerals from the claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE MANAGEMENT HAS NO TECHNICAL EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

     Our director has no professional training or technical credentials in the field of geology and specifically in the areas of exploring, developing and operating a mine. As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. Management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

  WE WILL BE SUBJECT TO COMPETITION FOR SUBCONTRACTORS TO CARRY OUT OUR EXPLORATION PROGRAM AND UNFORESEEN LIMITED SOURCES OF SUPPLIES IN THE INDUSTRY IN THE EVENT SPOT SHORTAGES ARISE FOR SUPPLIES SUCH AS DYNAMITE, AND CERTAIN EQUIPMENT SUCH AS BULLDOZERS AND EXCAVATORS THAT WE WILL NEED TO CONDUCT EXPLORATION.

     If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

OUR INDEPENDENT AUDITOR HAS ISSUED AN AUDIT OPINION FOR LAKE FOREST MINERALS WHICH INCLUDES A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. OUR FINANCIAL STATUS CREATES A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN.

     As described in Note 1 of the financial statements included in this annual report, our limited exploration stage and our lack of any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with limited operations and revenues.

THERE IS THE RISK THAT OUR PROPERTY DOES NOT CONTAIN ANY KNOWN BODIES OF GOLD OR COPPER RESULTING IN ANY FUNDS SPENT ON EXPLORATION BEING LOST.

     There is the likelihood of our mineral claim containing little or no economic mineralization or reserves of gold, copper or other minerals. We have a geological report detailing previous exploration in the area. However; there is the possibility that the previous work was not carried out properly and the Vin property does not contain any reserves, resulting in any funds spent by us on exploration being lost.

IF WE DISCOVER COMMERCIAL RESERVES OF GOLD, COPPER OR OTHER MINERALS ON OUR MINERAL PROPERTY, WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY ADVANCE THE MINERAL CLAIMS INTO COMMERCIAL PRODUCTION.

     If our exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the claim into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible.

GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES MAY INCREASE COSTS AND OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

     There are several governmental regulations that materially restrict mineral claim exploration and development. Under Canadian mining law, engaging in certain types of exploration requires work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws will not affect our initial exploration phase, if we identify exploitable minerals and proceed to phase two which includes drilling operations on the Vin mineral property, we will incur regulatory compliance costs based upon the size and scope of our operations. In addition, new regulations could increase our costs of doing business and prevent us from exploring for and the exploitation of ore deposits. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

IF ACCESS TO OUR MINERAL CLAIM IS RESTRICTED BY INCLEMENT WEATHER, WE MAY BE DELAYED IN OUR EXPLORATION AND ANY FUTURE MINING EFFORTS.

     It is possible that snow or rain could cause the mining roads providing access to our claim to become impassable. Annual precipitation is approximately 10 inches of rain per year and about 16 to 20 inches of snow which falls October through March. If the roads are impassable we would be delayed in our exploration timetable.

BASED ON CONSUMER DEMAND, THE GROWTH AND DEMAND FOR ANY ORE WE MAY RECOVER FROM OUR CLAIMS MAY BE SLOWED, RESULTING IN REDUCED REVENUES TO THE COMPANY.

     Our continued success will be dependent on the growth of demand for ore. If consumer demand slows our revenues may be significantly affected. This could limit our ability to generate revenues and our financial condition and operating results may be harmed.

THE LOSS OF THE SERVICES OF JEFFREY TAYLOR COULD SEVERELY IMPACT OUR BUSINESS OPERATIONS AND FUTURE DEVELOPMENT.

     Our performance is substantially dependent upon the professional expertise of our officer Jeffrey Taylor. The loss of his services could have an adverse effect on our business operations, financial condition and operating results if we are unable to replace him with other individuals qualified to develop our exploration business. This could result in a loss of revenues.

BECAUSE OUR CURRENT OFFICER HAS OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

     Jeffrey Taylor currently devotes approximately 10 hours per week providing management services to us. While he presently possesses adequate time to attend to our interests, it is possible that the demands on him from his other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

THE TRADING IN OUR SHARES WILL BE REGULATED BY SECURITIES AND EXCHANGE COMMISSION RULE 15G-9 WHICH ESTABLISHED THE DEFINITION OF A "PENNY STOCK."

     Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 ($300,000 jointly with spouse), or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may make it difficult for you to resell any shares.

WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE. WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

     Our shares are quoted on the OTC Electronic Bulletin Board. To be eligible for quotation, issuers must remain current in their filings with the SEC. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources.

JEFFREY TAYLOR, THE DIRECTOR AND OFFICER OF THE COMPANY, BENEFICIALLY OWNS 72% OF THE OUTSTANDING SHARES OF OUR COMMON STOCK. IF HE CHOOSES TO SELL HIS SHARES IN THE FUTURE, IT MIGHT HAVE AN ADVERSE EFFECT ON THE PRICE OF OUR STOCK.

     Due to the controlling amount of Mr. Taylor's share ownership in our company, if he chooses to sell his shares in the public market, the market price of our stock could decrease and all shareholders suffer a dilution of the value of their stock. If he does sell any of his common stock, he will be subject to Rule 144 under the 1933 Securities Act. Rule 144 restricts the ability of our director or officer to sell his shares by limiting the sales of securities during any three-month period to the greater of: (1) 1% of the outstanding common stock of the issuer; or (2) the average weekly reported trading volume in the outstanding common stock reported on all securities exchanges during the four calendar weeks preceding the filing of the required notice of the sale under Rule 144 with the SEC.

JEFFREY TAYLOR CONTROLS AND MAKES CORPORATE DECISIONS THAT MAY DIFFER FROM THOSE THAT MIGHT BE MADE BY THE OTHER SHAREHOLDERS.

     Due to the controlling amount of his share ownership in our company Mr. Taylor has a significant influence in determining the outcome of all corporate transactions, including the power to prevent or cause a change in control. His interests may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

ITEM 2. PROPERTIES

We do not currently own any property. The company's corporate documents are stored at the home of our president for no charge. The telephone number is
(206) 203-4100. The mailing address for the company is 711 S. Carson Street, Suite 4, Carson City, NV 89701. This is the address of our resident agent in Nevada. Due to the company's limited capital resources and the nature of its business we determined this was the best arrangement for the company. Management believes the current arrangement is sufficient for its needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended June 30, 2009.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares are quoted on the Over-the-Counter Electronic Bulletin Board (OTCBB) under the symbol "LAKF". The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB issuers must remain current in their filings with the SEC or applicable regulatory authority. Securities quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. We cannot guarantee that we will continue to have the funds required to remain in compliance with our reporting obligations.

There has been no active trading of our securities, and, therefore, no high and low bid pricing. As of the date of this report Lake Forest Minerals had 21shareholders of record. We have paid no cash dividends and have no outstanding options.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     - contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

     - contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

     - contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

     - contains a toll-free telephone number for inquiries on disciplinary actions;

     - defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

     - contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;

     - the compensation of the broker-dealer and its salesperson in the transaction;

     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     - monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

REPORTS

We are subject to certain filing requirements and will furnish annual financial reports to our stockholders, certified by our independent accountant, and will furnish un-audited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

TRANSFER AGENT

The company has retained Holladay Stock Transfer, Inc. of 2939 North 67th Place, Suite C, Scottsdale, Arizona as transfer agent.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our exploration stage and have not generated any revenue.

We incurred operating expenses of $20,013 and $5,950 for the years ended June 30, 2009 and 2008, respectively. For the year ended June 30, 2009 these expenses consisted of $4,276 in general operating expenses, $10,737 in professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and $5,000 in mineral exploration expenses. For the year ended June 30, 2008 these expenses included $3,450 in general operating expenses and $2,500 in the impairment of mineral property.

Our net loss from inception (June 23, 2008) through June 30, 2009 was $26,252.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at June 30, 2009 was $19,637 with $3,889 in current liabilities. We have sold $42,000 in equity securities since inception, $12,000 from the sale of 8,000,000 shares of stock to our officer and director and $30,000 from the sale of 3,000,000 shares registered pursuant to our S-1 Registration Statement which became effective on August 18, 2008. The offering was completed on September 11, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

YEAR END - The Company's year end is June 30.

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from June 23, 2008 (Date of Inception) through June 30, 2009, the Company had no potentially dilutive securities.

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

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No.163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. As of June 30, 2009, the Company has not adopted this statement and management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

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

PLAN OF OPERATION

Our plan of operation for the twelve months is to complete the first phase of the exploration program. In addition to the $15,000 we anticipated spending for the first phase of the exploration program as outlined below in the original work program, we anticipate spending an additional $15,000 on professional fees, including fees payable in connection with complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $30,000.

The following original work program has been recommended by the consulting geologist who prepared the geology report.

PHASE I
Soil sampling survey: ~ 3 line km                                                5,000
Geochemical analyses: 34 element ICP + Au FA & AA; ~400 samples @ $22            6,000
Camp costs; mobilization & demobilization                                        2,500
Data evaluation, interpretation and report preparation                           1,500
                                                                                ------
     Sub-total                                                                  15,000     15,000

PHASE II
Provision for geophysical surveys                                               35,000
Provision for detailed mapping, trenching & rock sampling and assays            10,000
Data evaluation, interpretation and report preparation                           5,000
                                                                                 5,000
                                                                                ------
     Sub-total                                                                  55,000     55,000
                                                                                ------     ------
     GRAND TOTAL                                                                           70,000
                                                                                           ======

Phase II is contingent upon favorable results from phase I.

The Company advanced T.L. Sadlier-Brown $5,000, on October 30, 2008, as an advance to commence work on Phase I of the exploration program. Preliminary work has commenced on the property claims as per Phase I of the exploration program. Subject to weather conditions and the availability of the appropriate contractors, we plan to continue with Phase I of the exploration program on the property claim in the Fall 2009.

The above program costs are management's estimates based upon the recommendations of the professional consulting geologist's report and the actual project costs may exceed our estimates.

Under the terms of the Option Agreement, the Company paid $2,500 by June 30, 2008 and in order to maintain the option, is required to pay a further $5,000 by June 30, 2009 and an additional $7,500 by June 30, 2010. The second option payment of $5,000 originally due by June 30, 2009 under the Agreement, has been postponed to August 15, 2009 by verbal agreement between T.L Sadlier-Brown and the Company. On August 12, 2009 the second option payment of $5,000 was paid to T.L Sadlier-Brown. Upon completion of the required payments, which may be accelerated at the Company's option, the Company will own an undivided 100% interest in the VIN Mineral Claim subject to a 2% net smelter returns royalty reserved in favour of the Optionor.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 8. FINANCIAL STATEMENTS

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Lake Forest Minerals, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Lake Forest Minerals, Inc. (An Exploration Stage Company) as of June 30, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2009, 2008 and since inception on June 23, 2008 through June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Forest Minerals, Inc. (An Exploration Stage Company) as of June 30, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2009, 2008 and since inception on June 23, 2008 through June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had net losses of approximately $19,623 since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Seale and Beers, CPAs
--------------------------------
Seale and Beers, CPAs
Las Vegas, Nevada
September 21, 2009



 6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7492 Fax (702) 253-7501

                            LAKE FOREST MINERALS INC.
                        (An Exploration Stage Enterprise)
                                  Balance Sheet
                           (Expressed in U.S. Dollars)
                                    (Audited)

                                                            June 30,           June 30,
                                                              2009               2008
                                                            --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                      $ 19,637           $  6,050
                                                            --------           --------
      Total Current Assets                                    19,637              6,050
                                                            --------           --------

      Total  Assets                                         $ 19,637           $  6,050
                                                            ========           ========

                                  LIABILITIES

CURRENT LIABILITIES
                                                               3,889                289
                                                            --------           --------
      Total Current Liabilities                                3,889                289
                                                            --------           --------

                              STOCKHOLDERS' EQUITY

Common Stock
  75,000,000 authorized shares, par value $0.001
   11,000,000 shares issued and outstanding                   11,000              8,000
  Additional Paid-in-Capital                                  31,000              4,000
  Deficit accumulated during exploration stage               (26,252)            (6,239)
                                                            --------           --------
      Total Stockholders' Equity                              15,748              5,761
                                                            --------           --------

      Total Liabilities and Stockholders' Equity            $ 19,637           $  6,050
                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                            LAKE FOREST MINERALS INC.
                        (An Exploration Stage Enterprise)
                             Statement of Operations
                           (Expressed in U.S. Dollars)
                                   (Audited)

                                                                          Period from            Period from
                                                                         June 23, 2008          June 23, 2008
                                                        For the       (Date of inception)    (Date of inception)
                                                      Year Ended           through                through
                                                       June 30,            June 30,               June 30,
                                                         2009                2008                   2009
                                                     ------------        ------------           ------------
REVENUES:
  Revenues                                           $         --        $         --           $         --
                                                     ------------        ------------           ------------
      Total Revenues                                           --                  --                     --

EXPENSES:
  Operating Expenses
    Exploration expenses                                    5,000                  --                  5,000
    Impairment of mineral property                             --               2,500                  2,500
    General and Adminstrative                               4,276                 100                  4,376
    Professional Fees                                      10,737               3,639                 14,376
                                                     ------------        ------------           ------------
      Total Expenses                                       20,013               6,236                 26,252
                                                     ------------        ------------           ------------

      Net loss from Operations                            (20,013)             (6,239)               (26,252)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                           --                  --                     --
                                                     ------------        ------------           ------------

      Net Income (Loss) for the period               $    (20,013)       $     (6,239)          $    (26,252)
                                                     ============        ============           ============

Basic and Diluted Earnings Per Common Share                 (0.00)              (0.00)                 (0.00)
                                                     ------------        ------------           ------------

Weighted Average number of Common Shares
 used in per share calculations                        10,408,219           4,571,429             10,495,890
                                                     ============        ============           ============


   The accompanying notes are an integral part of these financial statements.

                            LAKE FOREST MINERALS INC.
                        (An Exploration Stage Enterprise)
                        Statement of Stockholders' Equity
         For the period from June 23, 2008 (inception) to June 30, 2009
                           (Expressed in U.S. Dollars)
                                    (Audited)

                                                                $0.001      Paid-In     Accumulated    Stockholders'
                                                 Shares       Par Value     Capital       Deficit         Equity
                                                 ------       ---------     -------       -------         ------
Balance, June 23, 2008 (Date of Inception)             --      $    --      $    --      $     --        $     --

Stock Issued for cash at $0.0015 per share
 on June 26, 2008                               8,000,000        8,000        4,000            --          12,000

Net Loss for the Period (Audited)                      --           --           --        (6,239)         (6,239)
                                               ----------      -------      -------      --------        --------

Balance, June 30, 2008                          8,000,000        8,000        4,000        (6,239)          5,761

Stock Issued for cash at $0.01 per share
 on September 11, 2008                          3,000,000        3,000       27,000            --          30,000

Net Loss for the Year (Audited)                        --           --           --       (20,013)        (20,013)
                                               ----------      -------      -------      --------        --------

Balance, June 30, 2009                         11,000,000      $11,000      $31,000      $(26,252)       $ 15,748
                                               ==========      =======      =======      ========        ========


   The accompanying notes are an integral part of these financial statements.

                            LAKE FOREST MINERALS INC.
                        (An Exploration Stage Enterprise)
                             Statement of Cash Flows
                           (Expressed in U.S. Dollars)
                                    (Audited)

                                                                        Period from            Period from
                                                                       June 23, 2008          June 23, 2008
                                                      For the       (Date of inception)    (Date of inception)
                                                    Year Ended           through                through
                                                     June 30,            June 30,               June 30,
                                                       2009                2008                   2009
                                                     --------            --------               --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                           $(20,013)           $ (6,239)              $(26,252)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Accounts payable                                   3,600                 289                  3,889
     Impairment of mineral property                        --               2,500                  2,500
                                                     --------            --------               --------
Net Cash Provided from Operating Activities           (16,413)             (3,450)               (19,863)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral property option payment                          --              (2,500)                (2,500)
                                                     --------            --------               --------
Net Cash Used in Investing Activities                      --              (2,500)                (2,500)
                                                     --------            --------               --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                         30,000              12,000                 42,000
                                                     --------            --------               --------
Net Cash Provided from Financing Activities            30,000              12,000                 42,000
                                                     --------            --------               --------

Net Increase (Decrease) in Cash                        13,587               6,050                 19,637
                                                     --------            --------               --------

Cash Balance, Beginning of Period                       6,050                  --                     --
                                                     --------            --------               --------

Cash Balance, End of Period                          $ 19,637            $  6,050               $ 19,637
                                                     ========            ========               ========


   The accompanying notes are an integral part of these financial statements.

                            LAKE FOREST MINERALS INC.
                        (An Exploration Stage Enterprise)
                        Notes to the Financial Statements


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

GOING CONCERN - The Company has incurred net losses of approximately $26,252 for the period from June 23, 2008 (Date of Inception) through June 30, 2009 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

YEAR END - The Company's year end is June 30.

                            LAKE FOREST MINERALS INC.
                        (An Exploration Stage Enterprise)
                        Notes to the Financial Statements


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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from June 23, 2008 (Date of Inception) through June 30, 2009, the Company had no potentially dilutive securities.

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

                            LAKE FOREST MINERALS INC.
                        (An Exploration Stage Enterprise)
                        Notes to the Financial Statements


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

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No.163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163

                            LAKE FOREST MINERALS INC.
                        (An Exploration Stage Enterprise)
                        Notes to the Financial Statements


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. As of June 30, 2009, the Company has not adopted this statement and management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

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

                            LAKE FOREST MINERALS INC.
                        (An Exploration Stage Enterprise)
                        Notes to the Financial Statements


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

following existing GAAP. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

2. PROPERTY AND EQUIPMENT

As of June 30, 2009, the Company does not own any property and/or equipment.

3. MINERAL PROPERTY

Effective June 26, 2008, the Company entered into a Mineral Property Option Agreement (the "Agreement") with T.L. Sadlier-Brown, whereby the Company obtained an option to acquire the VIN Mineral Claim located in the Princeton Mining Division of British Columbia (the "VIN Mining Claim").

Under the terms of the Agreement, the Company paid $2,500 by June 30, 2008 and in order to maintain the option, is required to pay a further $5,000 by June 30, 2009 and an additional $7,500 by June 30, 2010. The second option payment of $5,000 originally due by June 30, 2009 under the Agreement, has been postponed to August 15, 2009 by verbal agreement between T.L Sadlier-Brown and the Company. Upon completion of the required payments, which may be accelerated at the Company's option, the Company will own an undivided 100% interest in the VIN Mineral Claim subject to a 2% net smelter returns royalty reserved in favour of the Optionor.

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

                            LAKE FOREST MINERALS INC.
                        (An Exploration Stage Enterprise)
                        Notes to the Financial Statements


5. RELATED PARTY TRANSACTIONS

Jeffrey Taylor, the sole officer and director of the Company was not paid for any underwriting services that he performed on behalf of the Company with respect to the Company's recently completed SB-1 prospectus offering.

As of June 30, 2009 there are no other related party transactions between the Company and any officers other than those mentioned above.

6. STOCK OPTIONS

As of June 30, 2009, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7. ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of June 30, 2009.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

On August 10, 2009, Board of Directors of the Registrant dismissed Moore & Associates Chartered, its independent registered public account firm. On the same date, August 10, 2009, the accounting firm of Seale and Beers, CPAs was engaged as the Registrant's new independent registered public account firm. The Board of Directors of the Registrant and the Registrant's Audit Committee approved of the dismissal of Moore & Associates Chartered and the engagement of Seale and Beers, CPAs as its independent auditor. None of the reports of Moore & Associates Chartered on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its Form 10-K for the fiscal year ended June 30, 2008 a going concern qualification in the registrant's audited financial statements.

During the registrant's two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Moore and Associates, Chartered whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore and Associates, Chartered's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

The registrant has requested that Moore and Associates, Chartered furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. The letter is attached as Exhibit 16 to the Company's Form 8-K filed on August 10, 2009.

On August 10, 2009, the registrant engaged Seale and Beers, CPAs as its independent accountant. During the two most recent fiscal years and the interim periods preceding the engagement, the registrant has not consulted Seale and Beers, CPAs regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of June 30, 2009, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTOR AND EXECUTIVE OFFICER

The officer and director of Lake Forest Minerals, whose one year terms will expire 6/30/10, or at such a time as his successor(s) shall be elected and qualified is as follows:

Name & Address           Age    Position      Date First Elected    Term Expires
--------------           ---    --------      ------------------    ------------

Jeffrey Taylor            43    President,          6/24/08            6/30/10
711 S. Carson Street            Secretary,
Suite 4                         Treasurer,
Carson City, NV  89701          CFO, CEO &
                                Director

The foregoing person is a promoter of Lake Forest Minerals Inc., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Jeffrey Taylor currently devotes 10 hours per week to company matters, in the future he intends to devote as much time as the board of directors deems necessary to manage the affairs of the company.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

BACKGROUND INFORMATION

JEFFREY TAYLOR has been the President, Secretary, Treasurer and a Director of Lake Forest Minerals since June 24, 2008.

From 1995 to present Mr. Taylor has been the owner and operator of Stump Grinding Northwest, a privately held company located in Washington State.

From 1993 to 1995 he worked as a loan officer for Home Lending Associates and Eagle Mortgage in Bellevue, Washington.

From 1990 to 1992 he worked as an Urban Forester for Puget Power, a utility company in Washington State.

Mr. Taylor earned a Bachelor of Science Degree in Forest Management from The University of Washington in 1989.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

Our current officer receives no compensation. The current Board of Directors is comprised of Jeffrey Taylor.

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Jeffrey         2009     0          0           0           0          0             0            0          0
Taylor,         2008     0          0           0           0          0             0            0          0
President,
CFO & CEO

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Jeffrey       0               0              0           0           0           0            0           0            0
Taylor,
CEO & CFO

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Jeffrey Taylor,     0          0          0             0               0               0             0
Director

There are no current employment agreements between the company and its executive officer.

In June 2008 Jeffrey Taylor purchased 8,000,000 shares of our common stock at $0.0015 per share. The terms of these stock issuances were as fair to the company, in the opinion of the board of directors, as could have been made with an unaffiliated third party.

Mr. Taylor currently devotes approximately 10 hours per week to manage the affairs of the company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Lake Forest Minerals voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this annual report:

          Name of                          No. of            Percentage
     Beneficial Owner(1)                   Shares           of Ownership
     -------------------                   ------           ------------

     Jeffrey Taylor                      8,000,000              72%
     711 S. Carson Street
     Suite 4
     Carson City, NV  89701

     All Officers and
      Directors as a Group               8,000,000              72%

----------
(1) The person named may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June 2008 Mr. Taylor purchased 8,000,000 shares of our common stock at $0.0015 per share. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by the officer and director of the Company. (See "Principal Stockholders".)

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $3,500, for tax services were $Nil and for other services were $Nil during the year ended June 30, 2009.

The total fees charged to the company for audit services were $5,625, for tax services were $Nil and for other services were $Nil during the year ended June 30, 2008.

ITEM 15. EXHIBITS

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


/s/ Jeffrey Taylor                                            September 23, 2009
-------------------------------------                         ------------------
Jeffrey Taylor, President & Director                                 Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)