Form 10-Q
period 2009-09-30
Lake Forest Minerals Inc.
filed 2009-11-04
CIK 1441082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

                                 (206) 203-4100
                     (Telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,000,000 shares as of November 3, 2009.

ITEM 1. FINANCIAL STATEMENTS.

                            LAKE FOREST MINERALS INC.
                        (An Exploration Stage Enterprise)
                                  Balance Sheet
                           (Expressed in U.S. Dollars)

                                                                 Unaudited as of     Audited as of
                                                                  September 30,        June 30,
                                                                      2009               2009
                                                                    --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $ 10,907           $ 19,637
                                                                    --------           --------
      Total Current Assets                                            10,907             19,637
                                                                    --------           --------

      Total  Assets                                                 $ 10,907           $ 19,637
                                                                    ========           ========

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts payable                                                     2,467              3,889
                                                                    --------           --------
      Total Current Liabilities                                        2,467              3,889
                                                                    --------           --------
                              STOCKHOLDERS' EQUITY

Common Stock
  75,000,000 authorized shares, par value $0.001
  11,000,000 shares issued and outstanding                            11,000             11,000
   (June 30, 2008 8,000,000 shares issued and outstanding)
  Additional Paid-in-Capital                                          31,000             31,000
  Deficit accumulated during exploration stage                       (33,560)           (26,252)
                                                                    --------           --------
      Total Stockholders' Equity                                       8,440             15,748
                                                                    --------           --------

      Total Liabilities and Stockholders' Equity                    $ 10,907           $ 19,637
                                                                    ========           ========


   The accompanying notes are an integral part of these financial statements.

                            LAKE FOREST MINERALS INC.
                        (An Exploration Stage Enterprise)
                             Statement of Operations
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                                    Period from
                                                                                                   June 23, 2008
                                                     Three Months           Three Months        (Date of inception)
                                                        Ended                  Ended                  through
                                                     September 30,          September 30,          September 30,
                                                         2009                   2008                   2009
                                                     ------------           ------------           ------------
REVENUES:
  Revenues                                           $         --           $         --           $         --
                                                     ------------           ------------           ------------
      Total Revenues                                           --                     --                     --

EXPENSES:
  Operating Expenses
    Exploration expenses                                       --                     --                  5,000
    Impairment of mineral property                          5,000                     --                  7,500
    General and Adminstrative                                 437                  1,896                  4,813
    Professional Fees                                       1,871                  1,500                 16,247
                                                     ------------           ------------           ------------
      Total Expenses                                        7,308                  3,396                 33,560
                                                     ------------           ------------           ------------

Net loss from Operations                                   (7,308)                (3,396)               (33,560)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                           --                     --                     --
                                                     ------------           ------------           ------------

Net Income (Loss) for the period                     $     (7,308)          $     (3,396)          $    (33,560)
                                                     ============           ============           ============

Basic and Diluted Earnings Per Common Share                 (0.00)                 (0.00)                 (0.00)
                                                     ------------           ------------           ------------

Weighted Average number of Common Shares
 used in per share calculations                        11,000,000              8,489,130             10,437,500
                                                     ============           ============           ============


   The accompanying notes are an integral part of these financial statements.

                            LAKE FOREST MINERALS INC.
                        (An Exploration Stage Enterprise)
                        Statement of Stockholders' Equity
      For the period from June 23, 2008 (inception) to September 30, 2009
                           (Expressed in U.S. Dollars)

                                                                $0.001      Paid-In     Accumulated    Stockholders'
                                                 Shares       Par Value     Capital       Deficit         Equity
                                                 ------       ---------     -------       -------         ------
Balance, June 23, 2008 (Date of Inception)             --      $    --      $    --      $     --        $     --

Stock Issued for cash at $0.0015 per share
 on June 26, 2008                               8,000,000        8,000        4,000            --          12,000

Net Loss for the Period (Audited)                      --           --           --        (6,239)         (6,239)
                                               ----------      -------      -------      --------        --------

Balance, June 30, 2008                          8,000,000        8,000        4,000        (6,239)          5,761

Stock Issued for cash at $0.01 per share
 on September 11, 2008                          3,000,000        3,000       27,000            --          30,000

Net Loss for the Year (Audited)                        --           --           --       (20,013)        (20,013)
                                               ----------      -------      -------      --------        --------

Balance, June 30, 2009                         11,000,000      $11,000      $31,000      $(26,252)       $ 15,748

Net Loss for the Period                                --           --           --        (7,308)         (7,308)
                                               ----------      -------      -------      --------        --------

Balance, September 30, 2009                    11,000,000      $11,000      $31,000      $(33,560)       $  8,440
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

                            LAKE FOREST MINERALS INC.
                        (An Exploration Stage Enterprise)
                             Statement of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                                           Period from
                                                   Three Months       Three Months        June 23, 2008
                                                      Ended              Ended        (Date of inception) to
                                                   September 30,      September 30,        September 30,
                                                       2009               2008                 2009
                                                     --------           --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                           $ (7,308)          $ (3,396)            $(33,560)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Accounts payable                                  (1,422)                --                2,467
     Impairment of mineral property                     5,000                 --                   --
                                                     --------           --------             --------
Net Cash Provided from Operating Activities            (3,730)            (3,396)             (31,093)
                                                     --------           --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral property option payment                      (5,000)                --                   --
                                                     --------           --------             --------
Net Cash Used in Investing Activities                  (5,000)                --                   --
                                                     --------           --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                             --             30,000               42,000
                                                     --------           --------             --------
Net Cash Provided from Financing Activities                --             30,000               42,000
                                                     --------           --------             --------

Net Increase (Decrease) in Cash                        (8,730)            26,604               10,907
                                                     --------           --------             --------

Cash Balance,  Beginning of Period                     19,637              6,050                   --
                                                     --------           --------             --------

Cash Balance,  End of Period                         $ 10,907           $ 32,654             $ 10,907
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

GOING CONCERN - The Company has incurred net losses of approximately $33,560 for the period from June 23, 2008 (Date of Inception) through September 30, 2009 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from June 23, 2008 (Date of Inception) through September 30, 2009, the Company had no potentially dilutive securities.

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. As of September 30, 2009, the Company has not adopted this statement and management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

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

2. PROPERTY AND EQUIPMENT

As of September 30, 2009, the Company does not own any property and/or equipment.

3. MINERAL PROPERTY

Effective June 26, 2008, the Company entered into a Mineral Property Option Agreement (the "Agreement") with T.L. Sadlier-Brown, whereby the Company obtained an option to acquire the VIN Mineral Claim located in the Princeton Mining Division of British Columbia (the "VIN Mining Claim").

Under the terms of the Agreement, the Company paid $2,500 by June 30, 2008 and, paid a further $5,000 by August 15, 2009 and in order to maintain the option is required to pay an additional $7,500 by June 30, 2010. Upon completion of the required payments, which may be accelerated at the Company's option, the Company will own an undivided 100% interest in the VIN Mineral Claim subject to a 2% net smelter returns royalty reserved in favour of the Optionor.

Prior to completing the payments required under the Agreement, the Company has the right to conduct exploration and development activities on the property at its sole discretion and may, having provided notice to the vendor, terminate the Agreement and relieve itself from any obligations thereunder.

The cost of the mineral property option was initially capitalized. The Company has recognized an impairment loss of $7,500, as it has not yet been determined whether there are proven or probable reserves on the property.

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

As of September 30, 2009 there are no other related party transactions between the Company and any officers other than those mentioned above.

6. STOCK OPTIONS

As of September 30, 2009, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7. ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of September 30, 2009.

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

Our financial statements from inception through the period ended September 30, 2009 report no revenues and a net loss of $33,560. Seale and Beers, Certified Public Accountants, our independent auditor, has issued an audit opinion for Lake Forest Minerals which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

The Vin Claim is assigned Tenure Number 552520 and is in good standing to February 22nd 2010. The property comprises 458.779 hectares included within 22 Mineral Title Grid Units. If our claim does not contain any reserves of gold, copper or other minerals all funds that we spend on exploration will be lost. If we complete our current exploration program and are successful in identifying a mineral deposit we will need to expend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

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

We incurred operating expenses of $7,308 and $3,396 for the three month periods ended September 30, 2009 and 2008, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. For the three months ended September 30, 2009 the expenses also included $5,000 in mineral property impairment.

Our net loss from inception (June 23, 2008) through September 30, 2009 was $33,560.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at September 30, 2009 was $10,907 with $2,467 in current liabilities. We have sold $42,000 in equity securities since inception, $12,000 from the sale of 8,000,000 shares of stock to our officer and director and $30,000 from the sale of 3,000,000 shares registered pursuant to our S-1 Registration Statement which became effective on August 18, 2008. The offering was completed on September 11, 2008.

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

The Company advanced T.L. Sadlier-Brown $5,000, on October 30, 2008, as an advance to commence work on Phase I of the exploration program. Preliminary work has commenced on the property claims as per Phase I of the exploration program. Subject to weather conditions and the availability of the appropriate contractors, we plan to continue with Phase I of the exploration program on the property claim.

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

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures are effective, as of September 30, 2009, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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


/s/ Jeffrey Taylor                                              November 3, 2009
-------------------------------------                           ----------------
Jeffrey Taylor, President & Director                                  Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)