Form 10-Q
period 2009-12-31
Lake Forest Minerals Inc.
filed 2010-02-10
CIK 1441082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,000,000 shares as of February 10, 2010.

ITEM 1. FINANCIAL STATEMENTS.

                            LAKE FOREST MINERALS INC.
                        (An Exploration Stage Enterprise)
                                  Balance Sheet
                           (Expressed in U.S. Dollars)

                                                          Unaudited as of     Audited as of
                                                            December 31,        June 30,
                                                               2009               2009
                                                             --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                       $  7,595           $ 19,637
                                                             --------           --------
      Total Current Assets                                      7,595             19,637
                                                             --------           --------

      Total  Assets                                          $  7,595           $ 19,637
                                                             ========           ========

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts payable                                              2,442              3,889
                                                             --------           --------
      Total Current Liabilities                                 2,442              3,889
                                                             --------           --------

                              STOCKHOLDERS' EQUITYY

Common Stock
  75,000,000 authorized shares, par value $0.001
  11,000,000 shares issued and outstanding                     11,000             11,000
Additional Paid-in-Capital                                     31,000             31,000
Deficit accumulated during exploration stage                  (36,847)           (26,252)
                                                             --------           --------
      Total Stockholders' Equity                                5,153             15,748
                                                             --------           --------

      Total Liabilities and Stockholders' Equity             $  7,595           $ 19,637
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

                            LAKE FOREST MINERALS INC.
                        (An Exploration Stage Enterprise)
                             Statement of Operations
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                                            Period from
                                                                                                           June 23, 2008
                                        Three Months     Three Months     Six Months       Six Months   (Date of inception)
                                           Ended            Ended           Ended            Ended            through
                                         December 31,    December 31,     December 31,     December 31,     December 31,
                                            2009            2008             2009             2008             2009
                                        ------------    ------------     ------------     ------------     ------------
REVENUES:
  Revenues                              $         --    $         --     $         --     $         --     $         --
                                        ------------    ------------     ------------     ------------     ------------
      Total Revenues                              --              --               --               --               --

EXPENSES:
  Operating Expenses
    Exploration expenses                          --           5,000               --            5,000            5,000
    Impairment of mineral property                --              --            5,000               --            7,500
    General and Adminstrative                    879           1,310            1,316            3,206            5,692
    Professional Fees                          2,408           1,250            4,279            2,750           18,655
                                        ------------    ------------     ------------     ------------     ------------
      Total Expenses                           3,287           7,560           10,595           10,956           36,847
                                        ------------    ------------     ------------     ------------     ------------
      Net loss from Operations                (3,287)         (7,560)         (10,595)         (10,956)         (36,847)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                              --              --               --               --               --
                                        ------------    ------------     ------------     ------------     ------------

      Net Income (Loss) for the period  $     (3,287)   $     (7,560)    $    (10,595)    $    (10,956)    $    (36,847)
                                        ============    ============     ============     ============     ============

Basic and Diluted Earnings Per Common
 Share                                         (0.00)          (0.00)           (0.00)           (0.00)           (0.00)
                                        ------------    ------------     ------------     ------------     ------------
Weighted Average number of Common
 Shares used in per share calculations    11,000,000      11,000,000       11,000,000        9,809,783       10,530,576
                                        ============    ============     ============     ============     ============


   The accompanying notes are an integral part of these financial statements.

                            LAKE FOREST MINERALS INC.
                        (An Exploration Stage Enterprise)
                        Statement of Stockholders' Equity
       For the period from June 23, 2008 (inception) to December 31, 2009
                           (Expressed in U.S. Dollars)

                                                                $0.001      Paid-In     Accumulated    Stockholders'
                                                 Shares       Par Value     Capital       Deficit         Equity
                                                 ------       ---------     -------       -------         ------
Balance, June 23, 2008 (Date of Inception)             --      $    --      $    --      $     --        $     --

Stock Issued for cash at $0.0015 per share
 on June 26, 2008                               8,000,000        8,000        4,000            --          12,000

Net Loss for the Period (Audited)                      --           --           --        (6,239)         (6,239)
                                               ----------      -------      -------      --------        --------

Balance, June 30, 2008                          8,000,000        8,000        4,000        (6,239)          5,761

Stock Issued for cash at $0.01 per share
 on September 11, 2008                          3,000,000        3,000       27,000            --          30,000

Net Loss for the Year (Audited)                        --           --           --       (20,013)        (20,013)
                                               ----------      -------      -------      --------        --------

Balance, June 30, 2009                         11,000,000       11,000       31,000       (26,252)         15,748

Net Loss for the Period                                --           --           --       (10,595)        (10,595)
                                               ----------      -------      -------      --------        --------

Balance, December 31, 2009                     11,000,000      $11,000      $31,000      $(36,847)       $  5,153
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

                            LAKE FOREST MINERALS INC.
                        (An Exploration Stage Enterprise)
                             Statement of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                                              Period from
                                                                                             June 23, 2008
                                                        Six Months         Six Months     (Date of inception)
                                                          Ended              Ended              through
                                                        December 31,       December 31,       December 31,
                                                           2009               2008               2009
                                                         --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                               $(10,595)          $(10,956)          $(36,847)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Accounts payable                                      (1,447)                --              2,442
     Impairment of mineral property                         5,000                 --                 --
                                                         --------           --------           --------
Net Cash Provided from Operating Activities                (7,042)           (10,956)           (34,405)
                                                         --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral property option payment                          (5,000)                --                 --
                                                         --------           --------           --------
Net Cash Used in Investing Activities                      (5,000)                --                 --
                                                         --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                                 --             30,000             42,000
                                                         --------           --------           --------
Net Cash Provided from Financing Activities                    --             30,000             42,000
                                                         --------           --------           --------

Net Increase (Decrease) in Cash                           (12,042)            19,044              7,595
                                                         --------           --------           --------

Cash Balance,  Beginning of Period                         19,637              6,050                 --
                                                         --------           --------           --------

Cash Balance,  End of Period                             $  7,595           $ 25,094           $  7,595
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

GOING CONCERN - The Company has incurred net losses of approximately $36,772 for the period from June 23, 2008 (Date of Inception) through December 31, 2009 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

INCOME TAXES - The Company accounts for its income taxes by recognizing deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

The Company has net operating loss carryover to be used for reducing future year's taxable income. The Company has recorded a valuation allowance for the full potential tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from June 23, 2008 (Date of Inception) through December 31, 2009, the Company had no potentially dilutive securities.

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

LONG-LIVED ASSETS - The carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

                            LAKE FOREST MINERALS INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

MINERAL PROPERTY COSTS - The Company has been in the exploration stage since its inception on June 23, 2008 and has not yet realized any revenues from its planned operations, being the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

RECENT ACCOUNTING PRONOUNCEMENTS - In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. As of December 31, 2009, the Company has not adopted this statement and management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of financial Accounting Standards No. 141 (revised 2007), Business combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling
Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

                            LAKE FOREST MINERALS INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140 (ASC Topic 860), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (ASC Topic 810) (revised December
2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51 (ASC Topic 810)," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of Lake Forest Minerals.

2. PROPERTY AND EQUIPMENT

As of December 31, 2009, the Company does not own any property and/or equipment.

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

As of December 31, 2009 there are no other related party transactions between the Company and any officers other than those mentioned above.

6. STOCK OPTIONS

As of December 31, 2009, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7. ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2009.

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

Our financial statements from inception through the period ended December 31, 2009 report no revenues and a net loss of $36,847. Seale and Beers, Certified Public Accountants, our independent auditor, has issued an audit opinion for Lake Forest Minerals which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

The Vin Claim is assigned Tenure Number 552520 and is in good standing to February 22, 2010. The property comprises 458.779 hectares included within 22 Mineral Title Grid Units. If our claim does not contain any reserves of gold, copper or other minerals all funds that we spend on exploration will be lost. If we complete our current exploration program and are successful in identifying a mineral deposit we will need to expend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

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

We incurred operating expenses of $3,287 and $7,560 for the three month periods ended December 31, 2009 and 2008, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. For the three months ended December 31, 2008 the expenses also included $5,000 in exploration expenses.

Our net loss from inception (June 23, 2008) through December 31, 2009 was
$36,847.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at December 31, 2009 was $7,595 with $2,442 in current liabilities. We have sold $42,000 in equity securities since inception, $12,000 from the sale of 8,000,000 shares of stock to our officer and director and $30,000 from the sale of 3,000,000 shares registered pursuant to our S-1 Registration Statement which became effective on August 18, 2008. The offering was completed on September 11, 2008.

PLAN OF OPERATION

Our plan of operation for the twelve months is to complete the first phase of the exploration program. If we experience a shortage of funds prior to completion of the first phase of exploration our director has agreed to advance the company funds for operating expenses.

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

The Company advanced T.L. Sadlier-Brown $5,000, on October 30, 2008, as an advance to commence work on Phase I of the exploration program. Preliminary work has been completed on the property claims as per Phase I of the exploration program. Subject to weather conditions and the availability of the appropriate contractors and sufficient funds, we plan to continue with Phase I of the exploration program on the property claim.

The above program costs are management's estimates based upon the recommendations of the professional consulting geologist's report and the actual project costs may exceed our estimates.

Under the terms of the Option Agreement, the Company paid $2,500 by June 30, 2008 and in order to maintain the option, is required to pay a further $5,000 by June 30, 2009 and an additional $7,500 by June 30, 2010. The second option payment of $5,000 originally due by June 30, 2009 under the Agreement, was postponed to August 15, 2009 by verbal agreement between T.L Sadlier-Brown and the Company. On August 12, 2009 the second option payment of $5,000 was paid to T.L Sadlier-Brown. Upon completion of the required payments, which may be accelerated at the Company's option, the Company will own an undivided 100% interest in the VIN Mineral Claim subject to a 2% net smelter returns royalty reserved in favour of the Optionor.

We have a verbal agreement with T.L. Sadlier-Brown, the consulting geologist who prepared the geology report on our claim, to continue to retain his services for our planned phase I exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

Our financial resources have been substantially depleted and in our efforts to enhance shareholder value, we may look for other potential business opportunities that might be available to the Company. We may decide that we cannot continue with our business operations as detailed in our original business plan because phase one of the exploration program does not prove successful in identifying mineral deposits or a lack of financial resources due to ongoing losses. There can be no certainties that there will be any other business opportunities available; nor the nature of the business opportunity; nor any indication of the financial resources required of any possible business opportunity.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures are effective, as of December 31, 2009, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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


/s/ Jeffrey Taylor                                             February 10, 2010
-------------------------------------                          -----------------
Jeffrey Taylor, President & Director                                  Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)