Form 10-Q
period 2010-03-31
Lake Forest Minerals Inc.
filed 2010-05-11
CIK 1441082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,000,000 shares as of May 11, 2010.

ITEM 1. FINANCIAL STATEMENTS

                            LAKE FOREST MINERALS INC.
                        (An Exploration Stage Enterprise)
                                  Balance Sheet
                           (Expressed in U.S. Dollars)

                                                           Unaudited           Audited
                                                             as of              as of
                                                            March 31,          June 30,
                                                              2010               2009
                                                            --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                      $  5,040           $ 19,637
                                                            --------           --------

      Total Current Assets                                     5,040             19,637
                                                            --------           --------

      Total  Assets                                         $  5,040           $ 19,637
                                                            ========           ========

                                  LIABILITIES

CURRENT LIABILITIES
  Accounts payable                                             2,585              3,889
                                                            --------           --------

      Total Current Liabilities                                2,585              3,889
                                                            --------           --------

                              STOCKHOLDERS' EQUITY

Common Stock
  75,000,000 authorized shares, par value $0.001
  11,000,000 shares issued and outstanding                    11,000             11,000
Additional Paid-in-Capital                                    31,000             31,000
Deficit accumulated during exploration stage                 (39,545)           (26,252)
                                                            --------           --------

      Total Stockholders' Equity                               2,455             15,748
                                                            --------           --------

      Total Liabilities and Stockholders' Equity            $  5,040           $ 19,637
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

                            LAKE FOREST MINERALS INC.
                        (An Exploration Stage Enterprise)
                             Statement of Operations
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                                           Period from
                                                                                                          June 23, 2008
                                          Three Months    Three Months    Nine Months     Nine Months   (Date of inception)
                                             Ended           Ended           Ended           Ended           through
                                           March 31,       March 31,       March 31,       March 31,        March 31,
                                             2010            2009            2010            2009             2010
                                          -----------     -----------     -----------     -----------      -----------
REVENUES:
  Revenues                                $        --     $        --     $        --     $        --      $        --
                                          -----------     -----------     -----------     -----------      -----------
      Total Revenues                               --              --              --              --               --

EXPENSES:
  Operating Expenses
    Exploration expenses                           --              --              --           5,000            5,000
    Impairment of mineral property                 --              --           5,000              --            7,500
    General and Adminstrative                     648             308           1,964           3,514            6,340
    Professional Fees                           2,050           2,409           6,329           5,159           20,705
                                          -----------     -----------     -----------     -----------      -----------

      Total Expenses                            2,698           2,717          13,293          13,673           39,545
                                          -----------     -----------     -----------     -----------      -----------

      Net loss from Operations                 (2,698)         (2,717)        (13,293)        (13,673)         (39,545)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                               --              --              --              --               --
                                          -----------     -----------     -----------     -----------      -----------

      Net Income (Loss) for the period    $    (2,698)    $    (2,717)    $   (13,293)    $   (13,673)     $   (39,545)
                                          ===========     ===========     ===========     ===========      ===========

Basic and Diluted Earnings Per
 Common Share                                   (0.00)          (0.00)          (0.00)          (0.00)
                                          -----------     -----------     -----------     -----------

Weighted Average number of Common
 Shares used in per share calculations     11,000,000      11,000,000      11,000,000      10,200,730
                                          ===========     ===========     ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                            LAKE FOREST MINERALS INC.
                        (An Exploration Stage Enterprise)
                        Statement of Stockholders' Equity
        For the period from June 23, 2008 (inception) to March 31, 2010
                           (Expressed in U.S. Dollars)

                                                                $0.001      Paid-In     Accumulated    Stockholders'
                                                 Shares       Par Value     Capital       Deficit         Equity
                                                 ------       ---------     -------       -------         ------
Balance, June 23, 2008 (Date of Inception)             --      $    --      $    --      $     --        $     --

Stock Issued for cash at $0.0015 per share
 on June 26, 2008                               8,000,000        8,000        4,000            --          12,000

Net Loss for the Period (Audited)                      --           --           --        (6,239)         (6,239)
                                               ----------      -------      -------      --------        --------

Balance, June 30, 2008                          8,000,000        8,000        4,000        (6,239)          5,761

Stock Issued for cash at $0.01 per share
 on September 11, 2008                          3,000,000        3,000       27,000            --          30,000

Net Loss for the Year (Audited)                        --           --           --       (20,013)        (20,013)
                                               ----------      -------      -------      --------        --------

Balance, June 30, 2009                         11,000,000       11,000       31,000       (26,252)         15,748

Net Loss for the Period                                --           --           --       (13,293)        (13,293)
                                               ----------      -------      -------      --------        --------

Balance, March 31, 2010                        11,000,000      $11,000      $31,000      $(39,545)       $  2,455
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

                            LAKE FOREST MINERALS INC.
                        (An Exploration Stage Enterprise)
                             Statement of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                                          Period from
                                                                                         June 23, 2008
                                                    Nine Months        Nine Months     (Date of inception)
                                                       Ended              Ended             through
                                                     March 31,          March 31,          March 31,
                                                       2010               2009               2010
                                                     --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                           $(13,293)          $(13,673)          $(39,545)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Accounts payable                                  (1,304)                --              2,585
     Impairment of mineral property                     5,000                 --                 --
                                                     --------           --------           --------

Net Cash Provided from Operating Activities            (9,597)           (13,673)           (36,960)
                                                     --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral property option payment                      (5,000)                --                 --
                                                     --------           --------           --------

Net Cash Used in Investing Activities                  (5,000)                --                 --
                                                     --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                             --             30,000             42,000
                                                     --------           --------           --------

Net Cash Provided from Financing Activities                --             30,000             42,000
                                                     --------           --------           --------

Net Increase (Decrease) in Cash                       (14,597)            16,327              5,040
                                                     --------           --------           --------

Cash Balance, Beginning of Period                      19,637              6,050                 --
                                                     --------           --------           --------

Cash Balance, End of Period                          $  5,040           $ 22,377           $  5,040
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

GOING CONCERN - The Company has incurred net losses of approximately $39,545 for the period from June 23, 2008 (Date of Inception) through March 31, 2010 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

YEAR END - The Company's year end is June 30.

                            LAKE FOREST MINERALS INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from June 23, 2008 (Date of Inception) through March 31, 2010, the Company had no potentially dilutive securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS - From September 2008 through April 2010, the FASB (Financial Accounting Standards Board) issued various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. Management has determined that these recent accounting pronouncements will have no impact on the financial statements of Lake Forest Minerals Inc.

2. PROPERTY AND EQUIPMENT

As of March 31, 2010, the Company does not own any property and/or equipment.

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


3. MINERAL PROPERTY (continued)

The cost of the mineral property option was initially capitalized. The Company has recognized an impairment loss of $7,500, as it has not yet been determined whether there are proven or probable reserves on the property.

On February 22, 2010 The Company provided notice to the Optionor, and terminated the Option Agreement and relieved itself from any obligations thereunder.

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

As of March 31, 2010 there are no other related party transactions between the Company and any officers other than those mentioned above.

6. ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of March 31, 2010.

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 7, 2010, the date which the financial statements were available to be issued, and determined that there have been no material subsequent events.

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

Our financial statements from inception through the period ended March 31, 2010 report no revenues and a net loss of $39,545. Seale and Beers, Certified Public Accountants, our independent auditor, has issued an audit opinion for Lake Forest Minerals which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

On June 26, 2008 we entered into a property Option Agreement for the Vin Mineral Claim. Under the terms of the Option Agreement the Company paid $2,500 on June 30, 2008 and made a further $5,000 on June 30, 2009. An additional $7,500 payment is due by June 30, 2010. On February 22, 2010 we decided terminate the Option Agreement and as a result notified the Optionor on February 22, 2010. We have no further obligations under the Option Agreement.

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

We incurred operating expenses of $2,698 and $2,717 for the three month periods ended March 31, 2010 and 2009, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss from inception (June 23, 2008) through March 31, 2010 was $39,545.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at March 31, 2010 was $5,040 with $2,585 in current liabilities. We have sold $42,000 in equity securities since inception, $12,000 from the sale of 8,000,000 shares of stock to our officer and director and $30,000 from the sale of 3,000,000 shares registered pursuant to our S-1 Registration Statement which became effective on August 18, 2008. The offering was completed on September 11, 2008.

PLAN OF OPERATION

On February 22, 2010 we decided terminate the Option Agreement and as a result notified the Optionor on February 22, 2010. We have no further obligations under the Option Agreement.

Our financial resources have been substantially depleted and in our efforts to enhance shareholder value, we may look for other potential business opportunities that might be available to the Company. Our plan is to seek, investigate, and consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. a merger) with a corporation, partnership, limited liability company or other operating business entity (a Merger Target") desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. We have no operating business, and conduct minimal operations necessary to meet regulatory requirements. Our ability to commence any operations is contingent upon obtaining adequate financial resources.

A common reason for a Merger Target to enter into a merger with us is the desire to establish a public trading market for its shares. Such a company would hope to avoid the perceived adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various Federal and state securities law that regulate initial public offerings.

As a result of our limited resources, we expect to have sufficient proceeds to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

We are not currently engaged in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next twelve months we anticipate incurring costs related to:

     (i)  filing of Exchange Act reports, and
     (ii) costs relating to identifying and consummating a transaction with a Merger Target.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our officer and director are only required to devote a small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. No regular compensation has, in the past, nor is anticipated in the future, to be paid to any officer or director in their capacities as such. We do not anticipate hiring any full-time employees as long as we are seeking and evaluating business opportunities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

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


/s/ Jeffrey Taylor                                                  May 11, 2010
-------------------------------------                               ------------
Jeffrey Taylor, President & Director                                    Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)