Form 10-K
period 2010-06-30
Lake Forest Minerals Inc.
filed 2010-09-28
CIK 1441082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of September 28, 2010, the registrant had 11,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of September 23, 2010.

                           LAKE FOREST MINERALS, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.     Business                                                          3
Item 1A.    Risk Factors                                                      6
Item 1B.    Unresolved Staff Comments                                         8
Item 2.     Properties                                                        8
Item 3.     Legal Proceedings                                                 9
Item 4.     [Removed and Reserved]                                            9

                                     Part II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                 9
Item 6.     Selected Financial Data                                          11
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        11
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk       13
Item 8.     Financial Statements                                             14
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                         24
Item 9A(T). Controls and Procedures                                          24
Item 9B.    Other Information                                                25

                                    Part III

Item 10.    Director, Executive Officer and Corporate Governance             26
Item 11.    Executive Compensation                                           27
Item 12.    Security Ownership of Certain Beneficial Owners and Management   28
Item 13.    Certain Relationships, Related Transactions, and Director
            Independence                                                     29
Item 14.    Principal Accounting Fees and Services                           29

                                     Part IV

Item 15.    Exhibits                                                         29

Signatures                                                                   30

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

Lake Forest Minerals was incorporated in the State of Nevada on June 23, 2008. We are a development stage company with no revenues or operating history.

We have sold $42,000 in equity securities since inception, $12,000 from the sale of 8,000,000 shares of stock to our officer and director and $30,000 from the sale of 3,000,000 shares registered pursuant to our S-1 Registration Statement which became effective on August 18, 2008. The offering was completed on September 11, 2008.

Our financial statements from inception through the year ended June 30, 2010 report no revenues and a net loss of $45,834. Seale and Beers, Certified Public Accountants, our independent auditor, has issued an audit opinion for Lake Forest Minerals which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Effective June 26, 2008, the Company entered into a Mineral Property Option Agreement with T.L. Sadlier-Brown, whereby the Company obtained an option to acquire the VIN Mineral Claim located in the Princeton Mining Division of British Columbia.

Under the terms of the Agreement, the Company paid $2,500 by June 30, 2008, paid a further $5,000 by August 15, 2009 and in order to maintain the option was required to pay an additional $7,500 by June 30, 2010. Upon completion of the required payments the Company would have owned an undivided 100% interest in the VIN Mineral Claim subject to a 2% net smelter returns royalty reserved in favour of the Optionor.

Prior to completing the payments required under the Agreement, the Company had the right to conduct exploration and development activities on the property at its sole discretion and, having provided notice to the vendor, had the option to terminate the Agreement and relieve itself from any obligations thereunder.

On February 22, 2010 the Company provided notice to Mr. Sadlier-Brown, and terminated the Option Agreement and relieved itself from any obligations thereunder.

Our plan is to seek, investigate, and consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. a merger) with a corporation, partnership, limited liability company or other operating business entity (a "Merger Target") desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. We have no operating business, and conduct minimal operations necessary to meet regulatory requirements. Our ability to commence any operations is contingent upon obtaining adequate financial resources. We are currently considered a "shell" company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified operating company or business. We have no employees and no material assets.

We currently have no definitive agreements or understandings with any prospective business combination candidates and there are no assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

A common reason for a target company to enter into a merger with a shell company is the desire to establish a public trading market for its shares. Such a company would hope to avoid the perceived adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various federal and state securities law that regulate initial public offerings.

As a result of our limited resources, unless and until additional financing is obtained we expect to have sufficient proceeds to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

Our officer is only required to devote a small portion of his time to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

We do not expect our present management to play any managerial role for us following a business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect.

In evaluating a prospective target business, we will consider several factors, including the following:

     - experience and skill of management and availability of additional personnel of the target business;

     -    costs associated with effecting the business combination;

     -    equity interest retained by our stockholders in the merged entity;

     -    growth potential of the target business;

     -    capital requirements of the target business;

     -    capital available to the target business;

     -    stage of development of the target business;

     - proprietary features and degree of intellectual property or other protection of the target business;

     -    the financial statements of the target business; and

     -    the regulatory environment in which the target business operates.

The foregoing criteria are not intended to be exhaustive and any evaluation relating to the merits of a particular target business will be based, to the extent relevant, on the above factors, as well as other considerations we deem relevant. In connection with our evaluation of a prospective target business, we anticipate that we will conduct a due diligence review which will encompass, among other things, meeting with incumbent management as well as a review of financial, legal and other information.

The time and costs required to select and evaluate a target business (including conducting a due diligence review) and to structure and consummate the business combination (including negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable corporate and securities laws) cannot be determined at this time. Our president intends to devote only a very small portion of his time to our affairs, and, accordingly, the consummation of a business combination may require a longer time than if he devoted his full time to our affairs. However, he will devote such time as he deems reasonably necessary to carry out our business and affairs. The amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a target business or are engaged in active negotiation of a business combination.

We anticipate that various prospective target businesses will be brought to our attention from various sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, including, possibly, the executive officers and our affiliates.

Various impediments to a business combination may arise, such as appraisal rights afforded the stockholders of a target business under the laws of its state of organization. This may prove to be deterrent to a particular combination.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer, Jeffrey Taylor. Mr. Taylor currently devotes 10 hours per week to company matters and he will continue to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

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

WE HAVE NO RECENT OPERATING HISTORY OR BASIS FOR EVALUATING PROSPECTS.

We currently have no operating business or plans to develop one. We are seeking to enter into a merger or business combination with another operating company. To date, our efforts have been limited to meeting our regulatory filing requirements and searching for a merger target.

WE HAVE LIMITED RESOURCES AND NO REVENUES FROM OPERATIONS, AND WILL NEED ADDITIONAL FINANCING IN ORDER TO EXECUTE ANY BUSINESS PLAN.

We have limited resources, no revenues from operations to date and our cash on hand may not be sufficient to satisfy our cash requirements during the next twelve months. In addition, we will not achieve any revenues (other than insignificant investment income) until, at the earliest, the consummation of a merger and we cannot ascertain our capital requirements until such time. There can be no assurance that determinations ultimately made by us will permit us to achieve our business objectives.

WE WILL BE ABLE TO EFFECT AT MOST ONE MERGER, AND THUS MAY NOT HAVE A DIVERSIFIED BUSINESS.

Our resources are limited and we will most likely have the ability to effect only a single merger. This probable lack of diversification will subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to the consummation of a merger. We will become dependent upon the development or market acceptance of a single or limited number of products, processes or services.

WE DEPEND SUBSTANTIALLY UPON OUR PRESIDENT, WHOSE EXPERIENCE IS LIMITED, TO MAKE ALL MANAGEMENT DECISIONS.

Our ability to effect a merger will be dependent upon the efforts of our president, Jeffrey Taylor. Notwithstanding the importance of Mr. Taylor, we have not entered into any employment agreement or other understanding with Mr. Taylor concerning compensation or obtained any "key man" life insurance on any of his life. The loss of the services of Mr. Taylor will have a material adverse effect on achieving our business objectives and success. We will rely upon the expertise of Mr. Taylor and do not anticipate that we will hire additional personnel.

THERE IS COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

The nature of our operations is highly speculative. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

WE HAVE NO AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

We have no definitive agreement with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

MANAGEMENT WILL CHANGE UPON THE CONSUMMATION OF A MERGER.

After the closing of a merger or business combination, it is likely our current management will not retain any control or managerial responsibilities. Upon such event, Mr. Taylor intends to resign from his positions with us.

CURRENT STOCKHOLDERS WILL BE IMMEDIATELY AND SUBSTANTIALLY DILUTED UPON A MERGER OR BUSINESS COMBINATION.

Our Articles of Incorporation authorized the issuance of 75,000,000 shares of Common Stock. There are currently 64,000,000 authorized but unissued shares of Common Stock available for issuance. To the extent that additional shares of Common Stock are authorized and issued in connection with a merger or business combination, our stockholders could experience significant dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for the Common Stock and could impair our ability to raise additional capital through the sale of equity securities.

CONTROL BY EXISTING STOCKHOLDER.

Mr. Taylor beneficially owns 72% of the outstanding shares of our Common Stock. As a result, this stockholder is able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.

OUR COMMON STOCK IS A "PENNY STOCK" WHICH MAY RESTRICT THE ABILITY OF STOCKHOLDERS TO SELL OUR COMMON STOCK IN THE SECONDARY MARKET.

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price, as defined, of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on a national securities exchange. Our Common Stock is not now quoted on a national exchange but is traded on FINRA's OTC Bulletin Board ("OTCBB"). Thus, they are subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For example, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transactions prior to the purchase. Additionally, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, and current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The "penny stock" rules, may restrict the ability of our stockholders to sell our Common Stock and warrants in the secondary market.

LIQUIDITY IS LIMITED, AND WE MAY BE UNABLE TO OBTAIN LISTING OF OUR COMMON STOCK ON A MORE LIQUID MARKET.

Our Common Stock is quoted on the OTC Bulletin Board ("OTCBB"), which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq Global Market or Capital Market). There is uncertainty that we will ever be accepted for a listing on an automated quotation system or national securities exchange.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not currently own any property. The company's corporate documents are stored at the home of our president for no charge. The telephone number is
(206)203-4100. The mailing address for the company is 711 S. Carson Street, Suite 4, Carson City, NV 89701. This is the address of our resident agent in Nevada. Due to the company's limited capital resources and the nature of its business we determined this was the best arrangement for the company. Management believes the current arrangement is sufficient for its needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. [REMOVED AND RESERVED]

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our development stage and have not generated any revenue.

We incurred operating expenses of $19,582 and $20,013 for the years ended June 30, 2010 and 2009, respectively. For the year ended June 30, 2010 these expenses consisted of $2,854 in general operating expenses, $11,728 in professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and $5,000 in impairment of mineral property. For the year ended June 30, 2009 these expenses included $4,276 in general operating expenses, $10,737 in professional fees and $5,000 in exploration costs.

Our net loss from inception (June 23, 2008) through June 30, 2010 was $45,834.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at June 30, 2009 was $1,766 with $5,600 in current liabilities. We have sold $42,000 in equity securities since inception, $12,000 from the sale of 8,000,000 shares of stock to our officer and director and $30,000 from the sale of 3,000,000 shares registered pursuant to our S-1 Registration Statement which became effective on August 18, 2008. The offering was completed on September 11, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

YEAR END - The Company's fiscal year end is June 30.

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

INCOME TAXES - The Company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

                                                June 30, 2010      June 30, 2009
                                                -------------      -------------

Income tax expense at statutory rate              $  7,637           $  7,805
Common stock issued for services                        --                 --
Valuation allowance                                 (7,637)            (7,805)
Income tax expense per books                      $     --           $     --

Net deferred tax assets consist of the following components as of:

                                                June 30, 2010      June 30, 2009
                                                -------------      -------------

NOL carryover                                     $ 17,875           $ 10,238
Valuation allowance                                (17,875)           (10,238)
Net deferred tax asset                            $     --           $     --

REVENUE RECOGNITION - The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from June 23, 2008 (Date of Inception) through June 30, 2010, the Company had no potentially dilutive securities.

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

MINERAL PROPERTY COSTS - The Company has been in the exploration/development stage since its inception on June 23, 2008 and has not yet realized any revenues from its planned operations, being the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

RECENT ACCOUNTING PRONOUNCEMENTS - From June 30, 2010 through the filing date of these financial statements, the FASB (Financial Accounting Standards Board) issued various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. Management has determined that these recent accounting pronouncements will have no impact on the financial statements of Lake Forest Minerals Inc.

PLAN OF OPERATION

Our plan is to seek, investigate, and consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. a merger) with a corporation, partnership, limited liability company or other operating business entity (a "Merger Target") desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. We have no operating business, and conduct minimal operations necessary to meet regulatory requirements. Our ability to commence any operations is contingent upon obtaining adequate financial resources.

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

Jeffrey Taylor is our president, secretary and our chief financial officer. Mr. Taylor is only required to devote a small portion of his time to our affairs on a part-time or as-needed basis. No regular compensation has, in the past, nor is anticipated in the future, to be paid to any officer or director in their capacities as such. We do not anticipate hiring any full-time employees as long as we are seeking and evaluating business opportunities.

At June 30, 2010, we had cash on hand of $1,766. Since we have no revenue or plans to generate any revenue, if our expenses exceed our cash currently on hand we will be dependent upon loans to fund losses incurred in excess of our cash.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS


SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Lake Forest Minerals, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Lake Forest Minerals, Inc. (An Exploration Stage Company) as of June 30, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from inception on June 23, 2008 through June 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Forest Minerals, Inc. (An Exploration Stage Company) as of June 30, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from inception on June 23, 2008 through June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $45,834 for the period from inception on June 23, 2008 through June 30, 2010 and has earned no revenues since inception. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Seale and Beers, CPAs
---------------------------------
Seale and Beers, CPAs
Las Vegas, Nevada
September 28, 2010




                 50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107
                   Phone: (888) 727-8251 Fax: (888) 782-2351

                            LAKE FOREST MINERALS INC.
                        (An Exploration Stage Enterprise)
                                 Balance Sheets
                           (Expressed in U.S. Dollars)

                                                         Audited as of        Audited as of
                                                         June 30, 2010        June 30, 2009
                                                         -------------        -------------
                                   ASSETS

CURRENT ASSETS
  Cash                                                      $  1,766             $ 19,637
                                                            --------             --------
      Total Current Assets                                     1,766               19,637
                                                            --------             --------

      Total  Assets                                         $  1,766             $ 19,637
                                                            ========             ========

                                  LIABILITIES

CURRENT LIABILITIES
  Accounts payable                                             5,600                3,889
                                                            --------             --------
      Total Current Liabilities                                5,600                3,889
                                                            --------             --------

                             STOCKHOLDERS' EQUITYY

Common Stock
  75,000,000 authorized shares, par value $0.001
  11,000,000 shares issued and outstanding                    11,000               11,000
Additional Paid-in-Capital                                    31,000               31,000
Deficit accumulated during exploration stage                 (45,834)             (26,252)
                                                            --------             --------
      Total Stockholders' Equity                              (3,834)              15,748
                                                            --------             --------

      Total Liabilities and Stockholders' Equity            $  1,766             $ 19,637
                                                            ========             ========


   The accompanying notes are an integral part of these financial statements.

                            LAKE FOREST MINERALS INC.
                        (An Exploration Stage Enterprise)
                            Statements of Operations
                           (Expressed in U.S. Dollars)

                                                                                          Period from
                                                                                         June 23, 2008
                                                For the Year         For the Year      (Date of inception)
                                                   Ended                Ended               through
                                               June 30, 2010        June 30, 2009        June 30, 2010
                                               -------------        -------------        -------------
REVENUES:
  Revenues                                      $         --         $         --         $         --
                                                ------------         ------------         ------------
      Total Revenues                                      --                   --                   --

EXPENSES:
  Operating Expenses
    Exploration expenses                                  --                5,000                5,000
    Impairment of mineral property                     5,000                   --                7,500
    General and Adminstrative                          2,854                4,276                7,230
    Professional Fees                                 11,728               10,737               26,104
                                                ------------         ------------         ------------

      Total Expenses                                  19,582               20,013               45,834
                                                ------------         ------------         ------------

Net loss from Operations                             (19,582)             (20,013)             (45,834)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                      --                   --                   --
                                                ------------         ------------         ------------

      Net Income (Loss) for the period          $    (19,582)        $    (20,013)        $    (45,834)
                                                ============         ============         ============

Basic and Diluted Earnings Per Common Share            (0.00)               (0.00)
                                                ------------         ------------

Weighted Average number of Common Shares
 used in per share calculations                   11,000,000           10,408,219
                                                ============         ============


   The accompanying notes are an integral part of these financial statements.

                            LAKE FOREST MINERALS INC.
                        (An Exploration Stage Enterprise)
                       Statements of Stockholders' Equity
         For the period from June 23, 2008 (inception) to June 30, 2010
                           (Expressed in U.S. Dollars)

                                                                $0.001      Paid-In     Accumulated    Stockholders'
                                                 Shares       Par Value     Capital       Deficit         Equity
                                                 ------       ---------     -------       -------         ------
Balance, June 23, 2008 (Date of Inception)             --      $    --      $    --      $     --        $     --

Stock Issued for cash at $0.0015 per share
 on June 26, 2008                               8,000,000        8,000        4,000            --          12,000

Net Loss for the Period (Audited)                      --           --           --        (6,239)         (6,239)
                                               ----------      -------      -------      --------        --------

Balance, June 30, 2008                          8,000,000        8,000        4,000        (6,239)          5,761

Stock Issued for cash at $0.01 per share
 on September 11, 2008                          3,000,000        3,000       27,000            --          30,000

Net Loss for the Year (Audited)                        --           --           --       (20,013)        (20,013)
                                               ----------      -------      -------      --------        --------

Balance, June 30, 2009                         11,000,000       11,000       31,000       (26,252)         15,748

Net Loss for the Year (Audited)                        --           --           --       (19,582)        (19,582)
                                               ----------      -------      -------      --------        --------

Balance, June 30, 2010                         11,000,000      $11,000      $31,000      $(45,834)       $ (3,834)
                                               ==========      =======      =======      ========        ========


   The accompanying notes are an integral part of these financial statements.

                            LAKE FOREST MINERALS INC.
                        (An Exploration Stage Enterprise)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                                            Period from
                                                                                           June 23, 2008
                                                  For the Year         For the Year      (Date of inception)
                                                     Ended                Ended               through
                                                 June 30, 2010        June 30, 2009        June 30, 2010
                                                 -------------        -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                         $(19,582)            $(20,013)            $(45,834)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Accounts payable                                 1,711             $  3,600                5,600
     Impairment of mineral property                   5,000                   --                5,000
                                                   --------             --------             --------
Net Cash Provided from Operating Activities         (12,871)             (16,413)             (35,234)
                                                   --------             --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral property option payment                    (5,000)                  --               (5,000)
                                                   --------             --------             --------
Net Cash Used in Investing Activities                (5,000)                  --               (5,000)
                                                   --------             --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                           --               30,000               42,000
                                                   --------             --------             --------
Net Cash Provided from Financing Activities              --               30,000               42,000
                                                   --------             --------             --------

Net Increase (Decrease) in Cash                     (17,871)              13,587                1,766
                                                   --------             --------             --------

Cash Balance, Beginning of Period                    19,637                6,050                   --
                                                   --------             --------             --------

Cash Balance, End of Period                        $  1,766             $ 19,637             $  1,766
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

The Company's operations have been limited to general administrative operations, initial property staking and investigation, and is considered an Exploration Stage Company in accordance with ASC 915.

THE COMPANY TODAY

The  Company is  currently  a  development  stage  company  reporting  under the
provisions  of  ASC  915  "Accounting   and  Reporting  for  Development   Stage
Enterprises."

Since February 22, 2010, our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a "shell" company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified operating company or business. We have no employees and no material assets.

MANAGEMENT OF COMPANY - The Company filed its articles of incorporation with the Nevada Secretary of State on June 23, 2008. The initial list of officers filed with the Nevada Secretary of State on June 23, 2008, indicates the sole director Jeffrey Taylor as the President, Secretary, and Treasurer.

GOING CONCERN - The Company has incurred net losses of approximately $45,834 for the period from June 23, 2008 (Date of Inception) through June 30, 2010 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

YEAR END - The Company's fiscal year end is June 30.

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

INCOME TAXES - The Company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

                                                June 30, 2010      June 30, 2009
                                                -------------      -------------

Income tax expense at statutory rate              $  7,637           $  7,805
Common stock issued for services                        --                 --
Valuation allowance                                 (7,637)            (7,805)
Income tax expense per books                      $     --           $     --

Net deferred tax assets consist of the following components as of:

                                                June 30, 2010      June 30, 2009
                                                -------------      -------------

NOL carryover                                     $ 17,875           $ 10,238
Valuation allowance                                (17,875)           (10,238)
Net deferred tax asset                            $     --           $     --

REVENUE RECOGNITION - The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

                            LAKE FOREST MINERALS INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from June 23, 2008 (Date of Inception) through June 30, 2010, the Company had no potentially dilutive securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS - From June 30, 2010 through the filing date of these financial statements, the FASB (Financial Accounting Standards Board) issued various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. Management has determined that these recent accounting pronouncements will have no impact on the financial statements of Lake Forest Minerals Inc.

2. PROPERTY AND EQUIPMENT

As of June 30, 2010, the Company does not own any property and/or equipment.

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

Under the terms of the Agreement, the Company paid $2,500 by June 30, 2008 and, paid a further $5,000 by August 15, 2009 and in order to maintain the option was required to pay an additional $7,500 by June 30, 2010. Upon completion of the required payments, which may be accelerated at the Company's option, the Company would have owned an undivided 100% interest in the VIN Mineral Claim subject to a 2% net smelter returns royalty reserved in favour of the Optionor.

On February 22, 2010 the Company provided notice to the Optionor, and terminated the Option Agreement and relieved itself from any obligations thereunder.

The cost of the mineral property option was initially capitalized. The Company has recognized an impairment loss of $7,500, ($2,500 during the period ended June 30, 2008 and $5,000 during the current year) as it has not yet been determined whether there are proven or probable reserves on the property.

4. STOCKHOLDER'S EQUITY

The Company has 75,000,000 common shares and 10,000,000 preferred shares authorized with a par value of $0.001 per share.

The Company has not issued any preferred shares since inception through June 30, 2010.

A total of 11,000,000 shares of the Company's common stock have been issued as of June 30, 2010, 8,000,000 of these shares were issued to the sole director of the Company pursuant to a stock subscription agreement at $0.0015 per share for total proceeds of $12,000 on June 26, 2008. The remaining 3,000,000 shares of the Company's issued and outstanding common stock were issued at a price of $0.01 per share for gross proceeds of $30,000.

5. RELATED PARTY TRANSACTIONS

Jeffrey Taylor, the sole officer and director of the Company was not paid for any underwriting services that he performed on behalf of the Company with respect to the Company's S-1 prospectus offering, filed August 6, 2008.

On August 18, 2010, Jeffrey Taylor, the sole officer and director of the Company, provided the Company an unsecured loan in the amount of $5,000. The Loan bears no interest and has no specific terms of repayment.

                            LAKE FOREST MINERALS INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


6. ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expenses as of June 30, 2010.

7. SUBSEQUENT EVENTS

On August 18, 2010, Jeffrey Taylor, the sole officer and director of the Company, provided the Company an unsecured loan in the amount of $5,000. The Loan bears no interest and has no specific terms of repayment.

The Company's management has reviewed all material subsequent events through the filing date of these financial statements in accordance with ASC 885-10, and has determined that there are no further material subsequent events to report.

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

ITEM 9A(T). CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTOR, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE

The officer and director of Lake Forest Minerals, whose one year terms will expire 6/30/11, or at such a time as his successor(s) shall be elected and qualified is as follows:

Name & Address           Age    Position      Date First Elected    Term Expires
--------------           ---    --------      ------------------    ------------

Jeffrey Taylor            44    President,          6/24/08            6/30/11
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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Jeffrey         2010     0          0           0           0          0             0            0          0
Taylor,         2009     0          0           0           0          0             0            0          0
President,      2008     0          0           0           0          0             0            0          0
CFO & CEO

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

In June 2008 Mr. Taylor purchased 8,000,000 shares of our common stock at $0.0015 per share. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by the officer and director of the Company. (See "Principal Stockholders".)

On August 18, 2010, Jeffrey Taylor, the sole officer and director of the Company, provided the Company an unsecured loan in the amount of $5,000. The Loan bears no interest and has no specific terms of repayment.

There are no independent directors currently serving on the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $8,750, for tax services were $Nil and for other services were $Nil during the year ended June 30, 2010.

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


/s/ Jeffrey Taylor                                            September 28, 2010
-------------------------------------                         ------------------
Jeffrey Taylor, President & Director                                 Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)