Form 10-Q
period 2011-03-31
Lake Forest Minerals Inc.
filed 2011-05-13
CIK 1441082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,000,000 shares as of May 9, 2011.

ITEM 1. FINANCIAL STATEMENTS.

                            LAKE FOREST MINERALS INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                         March 31, 2011      June 30, 2010
                                                         --------------      -------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                      $     91           $  1,766
                                                            --------           --------
      Total Current Assets                                        91              1,766
                                                            --------           --------

      Total Assets                                          $     91           $  1,766
                                                            ========           ========

                                  LIABILITIES

CURRENT LIABILITIES
  Accounts payable                                          $  2,811           $  5,600
  Due to related party                                         8,500                 --
                                                            --------           --------
      Total Current Liabilities                               11,311              5,600
                                                            --------           --------

                              STOCKHOLDERS' EQUITY

Common Stock
  75,000,000 authorized shares, par value $0.001
  11,000,000 shares issued and outstanding                    11,000             11,000
Additional Paid-in-Capital                                    31,000             31,000
Deficit accumulated during exploration stage                 (53,220)           (45,834)
                                                            --------           --------
      Total Stockholders' Equity (Deficit)                   (11,220)            (3,834)
                                                            --------           --------

      Total Liabilities and Stockholders' Equity            $     91           $  1,766
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

                            LAKE FOREST MINERALS INC.
                         (An Exploration Stage Company)
                            Statements of Operations
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                                             Period from
                                                                                                            June 23, 2008
                                          Three Months    Three Months     Nine Months     Nine Months   (Date of inception)
                                             Ended           Ended           Ended           Ended             through
                                            March 31,       March 31,       March 31,       March 31,         March 31,
                                              2011            2010            2011            2010              2011
                                          ------------    ------------    ------------    ------------      ------------
REVENUES:
  Revenues                                $         --    $         --    $         --    $         --      $         --
                                          ------------    ------------    ------------    ------------      ------------
      Total Revenues                                --              --              --              --                --

EXPENSES:
  Operating Expenses
    Exploration expenses                            --              --              --              --             5,000
    Impairment of mineral property                  --              --              --           5,000             7,500
    General and Adminstrative                      410             648           1,200           1,964             8,430
    Professional Fees                            1,931           2,050           6,186           6,329            32,290
                                          ------------    ------------    ------------    ------------      ------------
      Total Expenses                             2,341           2,698           7,386          13,293            53,220
                                          ------------    ------------    ------------    ------------      ------------

Net loss from Operations                        (2,341)         (2,698)         (7,386)        (13,293)          (53,220)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                --              --              --              --                --
                                          ------------    ------------    ------------    ------------      ------------

Net Income (Loss) for the period          $     (2,341)   $     (2,698)   $     (7,386)   $    (13,293)     $    (53,220)
                                          ============    ============    ============    ============      ============

Basic and Diluted Earnings (Loss)
 Per Common Share                         $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                          ============    ============    ============    ============

Weighted Average number of Common Shares
 used in per share calculations             11,000,000      11,000,000      11,000,000      11,000,000
                                          ============    ============    ============    ============


              The accompanying notes are an integral part of these
                          interim financial statements.

                            LAKE FOREST MINERALS INC.
                         (An Exploration Stage Company)
                       Statements of Stockholders' Equity
        For the period from June 23, 2008 (inception) to March 31, 2011
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                               $0.001       Paid-In     Accumulated    Stockholders'
                                                 Shares       Par Value     Capital       Deficit         Equity
                                                 ------       ---------     -------       -------         ------
Balance, June 23, 2008 (Date of Inception)             --      $    --      $    --      $     --        $     --

Stock Issued for cash at $0.0015 per share
 on June 26, 2008                               8,000,000        8,000        4,000            --          12,000

Net Loss for the Period (Audited)                      --           --           --        (6,239)         (6,239)
                                               ----------      -------      -------      --------        --------

Balance, June 30, 2008                          8,000,000        8,000        4,000        (6,239)          5,761

Stock Issued for cash at $0.01 per share
 on September 11, 2008                          3,000,000        3,000       27,000            --          30,000

Net Loss for the Year (Audited)                        --           --           --       (20,013)        (20,013)
                                               ----------      -------      -------      --------        --------

Balance, June 30, 2009                         11,000,000       11,000       31,000       (26,252)         15,748

Net Loss for the Year (Audited)                        --           --           --       (19,582)        (19,582)
                                               ----------      -------      -------      --------        --------

Balance, June 30, 2010                         11,000,000       11,000       31,000       (45,834)         (3,834)

Net Loss for the Period                                --           --           --        (7,386)         (7,386)
                                               ----------      -------      -------      --------        --------

Balance, March 31, 2011                        11,000,000      $11,000      $31,000      $(53,220)       $(11,220)
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

                            LAKE FOREST MINERALS INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                              Period from
                                                                                             June 23, 2008
                                                        Nine Months        Nine Months    (Date of inception)
                                                          Ended              Ended                to
                                                         March 31,          March 31,          March 31,
                                                           2011               2010               2011
                                                         --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                               $ (7,386)          $(13,293)          $(53,220)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Accounts payable                                      (2,789)            (1,304)             2,811
     Impairment of mineral property                            --              5,000              5,000
                                                         --------           --------           --------
Net Cash Provided by (Used in) Operating Activities       (10,175)            (9,597)           (45,409)
                                                         --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral property option payment                              --             (5,000)            (5,000)
                                                         --------           --------           --------
Net Cash (Used in) Investing Activities                        --             (5,000)            (5,000)
                                                         --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                                 --                 --             42,000
  Due to related party                                      8,500                 --              8,500
                                                         --------           --------           --------
Net Cash Provided by Financing Activities                   8,500                 --             50,500
                                                         --------           --------           --------

Net Increase (Decrease) in Cash                            (1,675)           (14,597)                91
                                                         --------           --------           --------

Cash Balance,  Beginning of Period                          1,766             19,637                 --
                                                         --------           --------           --------

Cash Balance,  End of Period                             $     91           $  5,040           $     91
                                                         ========           ========           ========


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

GOING CONCERN - The Company has incurred net losses of approximately $53,220 for the period from June 23, 2008 (Date of Inception) through March 31, 2011 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from June 23, 2008 (Date of Inception) through March 31, 2011 the Company had no potentially dilutive securities.

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

                            LAKE FOREST MINERALS INC.
                         (AN EXPLORATION STAGE COMPANY)
               NOTES TO THE INTERIM UNAUDITED FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ADVERTISING COSTS - The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expenses as of March 31, 2011.

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

RECENT ACCOUNTING PRONOUNCEMENTS - From March 31, 2011 through the filing date of these financial statements, the FASB (Financial Accounting Standards Board) issued various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. Management has determined that these recent accounting pronouncements will have no impact on the financial statements of Lake Forest Minerals Inc.

2. PROPERTY AND EQUIPMENT

As of March 31, 2011, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY

The Company has 75,000,000 common shares and 10,000,000 preferred shares authorized with a par value of $0.001 per share.

The Company has not issued any preferred shares since inception through March 31, 2011.

                            LAKE FOREST MINERALS INC.
                         (AN EXPLORATION STAGE COMPANY)
               NOTES TO THE INTERIM UNAUDITED FINANCIAL STATEMENTS


3. STOCKHOLDER'S EQUITY (continued)

A total of 11,000,000 shares of the Company's common stock have been issued as of March 31, 2011, 8,000,000 of these shares were issued to the sole director of the Company pursuant to a stock subscription agreement at $0.0015 per share for total proceeds of $12,000 on June 26, 2008. The remaining 3,000,000 shares of the Company's issued and outstanding common stock were issued at a price of $0.01 per share for gross proceeds of $30,000.

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

On May 4, 2011, Jeffrey Taylor, the sole officer and director of the Company, provided the Company an unsecured loan in the amount of $5,000. The Loan bears no interest and has no specific terms of repayment.

5. SUBSEQUENT EVENTS

The Company's management has reviewed all material subsequent events through the filing date of these financial statements in accordance with ASC 885-10, and has determined that there are no material subsequent events to report except for on May 4, 2011, Jeffrey Taylor, the sole officer and director of the Company, provided the Company an unsecured loan in the amount of $5,000. The Loan bears no interest and has no specific terms of repayment.

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

Our financial statements from inception through the period ended March 31, 2011 report no revenues and a net loss of $53,220. Seale and Beers, Certified Public Accountants, our independent auditor, has issued an audit opinion for Lake Forest Minerals which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

We incurred operating expenses of $2,341 and $2,698 for the three month periods ended March 31, 2011 and 2010, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

We incurred operating expenses of $7,386 and $13,293 for the nine month periods ended March 31, 2011 and 2010, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports, and for the period ended March 31, 2010 there was $5,000 in the impairment of mineral property.

Our net loss from inception (June 23, 2008) through March 31, 2011 was $53,220.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at March 31, 2011 was $91 with $11,311 in current liabilities. We have sold $42,000 in equity securities since inception, $12,000 from the sale of 8,000,000 shares of stock to our officer and director and $30,000 from the sale of 3,000,000 shares registered pursuant to our S-1 Registration Statement which became effective on August 18, 2008. The offering was completed on September 11, 2008.

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

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures are effective, as of March 31, 2011, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Jeffrey Taylor                                                   May 9, 2011
------------------------------------------------                     -----------
Jeffrey Taylor, President & Director                                     Date
(Principal Executive Officer, Principal
Financial Officer, Principal Accounting Officer)