Form 10-K
period 2011-06-30
Lake Forest Minerals Inc.
filed 2011-09-28
CIK 1441082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of September xx, 2011, the registrant had 11,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of September 27, 2011.

                           LAKE FOREST MINERALS, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                                     Part I

Item 1.     Business                                                          3
Item 1A.    Risk Factors                                                      6
Item 1B.    Unresolved Staff Comments                                         8
Item 2.     Properties                                                        8
Item 3.     Legal Proceedings                                                 9
Item 4.     [Removed and Reserved]                                            9

                                     Part II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                 9
Item 6.     Selected Financial Data                                          11
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        11
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk       13
Item 8.     Financial Statements                                             14
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                         23
Item 9A(T). Controls and Procedures                                          23
Item 9B.    Other Information                                                24

                                    Part III

Item 10.    Director, Executive Officer and Corporate Governance             25
Item 11.    Executive Compensation                                           26
Item 12.    Security Ownership of Certain Beneficial Owners and Management   27
Item 13.    Certain Relationships, Related Transactions, and Director
            Independence                                                     28
Item 14.    Principal Accounting Fees and Services                           28

                                     Part IV

Item 15.    Exhibits                                                         28

Signatures                                                                   29

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

Our financial statements from inception through the year ended June 30, 2011 report no revenues and a net loss of $58,215. Seale and Beers, Certified Public Accountants, our independent auditor, has issued an audit opinion for Lake Forest Minerals which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

We incurred operating expenses of $12,381 and $19,582 for the years ended June 30, 2011 and 2010, respectively. For the year ended June 30, 2011 these expenses consisted of $2,290 in general operating expenses and $10,091 in professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. For the year ended June 30, 2010 these expenses consisted of $2,854 in general operating expenses, $11,728 in professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and $5,000 in impairment of mineral property.

Our net loss from inception (June 23, 2008) through June 30, 2011 was $58,215.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at June 30, 2010 was $2,718 with $18,933 in current liabilities. We have sold $42,000 in equity securities since inception, $12,000 from the sale of 8,000,000 shares of stock to our officer and director and $30,000 from the sale of 3,000,000 shares registered pursuant to our S-1 Registration Statement which became effective on August 18, 2008. The offering was completed on September 11, 2008.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

                                               June 30, 2011      June 30, 2010
                                               -------------      -------------

Income tax expense at statutory rate             $  4,829           $  7,637
Common stock issued for services                       --                 --
Valuation allowance                                (4,829)            (7,637)
Income tax expense per books                     $     --           $     --

Net deferred tax assets consist of the following components as of:

                                               June 30, 2011      June 30, 2010
                                               -------------      -------------

NOL carryover                                    $ 22,704           $ 17,875
Valuation allowance                               (22,704)           (17,875)
Net deferred tax asset                           $     --           $     --

REVENUE RECOGNITION - The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from June 23, 2008 (Date of Inception) through June 30, 2011 the Company had no potentially dilutive securities.

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

ADVERTISING COSTS - The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expenses as of June 30, 2011.

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

MINERAL PROPERTY COSTS - The Company was in the exploration stage from inception on June 23, 2008 until mining was abandoned. The Company did not realize any revenues from the acquisition and exploration of mining properties. Mineral property exploration costs were expensed as incurred. Mineral property acquisition costs were initially capitalized when incurred and when subsequently abandoned or impaired, capitalized costs were charged to operations.

RECENT ACCOUNTING PRONOUNCEMENTS - From June 30, 2011 through the filing date of these financial statements, the FASB (Financial Accounting Standards Board) issued various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. Management has determined that these recent accounting pronouncements will have no impact on the financial statements of Lake Forest Minerals Inc.

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

At June 30, 2011, we had cash on hand of $2,718. Since we have no revenue or plans to generate any revenue, if our expenses exceed our cash currently on hand we will be dependent upon loans to fund losses incurred in excess of our cash.

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

ITEM 8. FINANCIAL STATEMENTS

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lake Forest Minerals, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Lake Forest Minerals, Inc. (An Exploration Stage Company) as of June 30, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2011 and 2010, and since inception on June 23, 2008 through June 30, 2011. Lake Forest Minerals Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Forest Minerals, Inc. (An Exploration Stage Company) as of June 30, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2011 and 2010, and since inception on June 23, 2008 through June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has no revenues, has negative working capital at June 30, 2011, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Seale and Beers, CPAs
-----------------------------------
Seale and Beers, CPAs
Las Vegas, Nevada
September 21, 2011


                 50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107
                    Phone: (888) 727-8251 Fax: (888) 782-2351

                            LAKE FOREST MINERALS INC.
                          (A Development Stage Company)
                                 Balance Sheets
                           (Expressed in U.S. Dollars)

                                                         Audited as of      Audited as of
                                                         June 30, 2011      June 30, 2010
                                                         -------------      -------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                      $  2,718           $  1,766
                                                            --------           --------
      Total Current Assets                                     2,718              1,766
                                                            --------           --------

      Total  Assets                                         $  2,718           $  1,766
                                                            ========           ========

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts payable                                          $  5,415           $  5,600
  Due to related party                                        13,518                 --
                                                            --------           --------
      Total Current Liabilities                               18,933              5,600
                                                            --------           --------

                              STOCKHOLDERS' EQUITY

Common Stock
  75,000,000 authorized shares, par value $0.001
  11,000,000 shares issued and outstanding                    11,000             11,000
Additional Paid-in-Capital                                    31,000             31,000
Deficit accumulated during development stage                 (58,215)           (45,834)
                                                            --------           --------
      Total Stockholders' Equity (Deficit)                   (16,215)            (3,834)
                                                            --------           --------

      Total Liabilities and Stockholders' Equity            $  2,718           $  1,766
                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                            LAKE FOREST MINERALS INC.
                          (A Development Stage Company)
                            Statements of Operations
                           (Expressed in U.S. Dollars)

                                                                                                    Period from
                                                                                                    June 23, 2008
                                                      For the Year           For the Year        (Date of inception)
                                                         Ended                  Ended                  through
                                                      June 30, 2011          June 30, 2010          June 30, 2011
                                                      -------------          -------------          -------------
REVENUES:
  Revenues                                            $         --           $         --           $         --
                                                      ------------           ------------           ------------
      Total Revenues                                            --                     --                     --

EXPENSES:
  Operating Expenses
    Exploration expenses                                        --                     --                  5,000
    Impairment of mineral property                              --                  5,000                  7,500
    General and Adminstrative                                2,290                  2,854                  9,520
    Professional Fees                                       10,091                 11,728                 36,195
                                                      ------------           ------------           ------------
      Total Expenses                                        12,381                 19,582                 58,215
                                                      ------------           ------------           ------------

Net loss from Operations                                   (12,381)               (19,582)               (58,215)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                            --                     --                     --

Net Income (Loss) for the period                      $    (12,381)          $    (19,582)          $    (58,215)
                                                      ============           ============           ============

Basic and Diluted Earnings (Loss) Per Common Share    $      (0.00)          $      (0.00)
                                                      ============           ============

Weighted Average number of Common Shares
 used in per share calculations                         11,000,000             11,000,000
                                                      ============           ============


   The accompanying notes are an integral part of these financial statements.

                            LAKE FOREST MINERALS INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
         For the period from June 23, 2008 (inception) to June 30, 2011
                           (Expressed in U.S. Dollars)

                                                                $0.001      Paid-In     Accumulated    Stockholders'
                                                 Shares       Par Value     Capital       Deficit         Equity
                                                 ------       ---------     -------       -------         ------
Balance, June 23, 2008 (Date of Inception)             --      $    --      $    --      $     --        $     --

Stock Issued for cash at $0.0015 per share
 on June 26, 2008                               8,000,000        8,000        4,000            --          12,000

Net Loss for the Period (Audited)                      --           --           --        (6,239)         (6,239)
                                               ----------      -------      -------      --------        --------

Balance, June 30, 2008                          8,000,000        8,000        4,000        (6,239)          5,761

Stock Issued for cash at $0.01 per share
 on September 11, 2008                          3,000,000        3,000       27,000            --          30,000

Net Loss for the Year (Audited)                        --           --           --       (20,013)        (20,013)
                                               ----------      -------      -------      --------        --------

Balance, June 30, 2009                         11,000,000       11,000       31,000       (26,252)         15,748

Net Loss for the Year (Audited)                        --           --           --       (19,582)        (19,582)
                                               ----------      -------      -------      --------        --------

Balance, June 30, 2010                         11,000,000       11,000       31,000       (45,834)         (3,834)

Net Loss for the Year (Audited)                        --           --           --       (12,381)        (12,381)
                                               ----------      -------      -------      --------        --------

Balance, June 30, 2011                         11,000,000      $11,000      $31,000      $(58,215)       $(16,215)
                                               ==========      =======      =======      ========        ========


   The accompanying notes are an integral part of these financial statements.

                            LAKE FOREST MINERALS INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                                                    Period from
                                                        For the Year          For the Year          June 23, 2008
                                                            Ended                 Ended         (Date of inception) to
                                                        June 30, 2011         June 30, 2010         June 30, 2011
                                                        -------------         -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                $(12,381)             $(19,582)             $(58,215)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Accounts payable                                         (185)                1,711                 5,415
     Impairment of mineral property                             --                 5,000                 5,000
                                                          --------              --------              --------
Net Cash Provided by (Used in) Operating Activities        (12,566)              (12,871)              (47,800)
                                                          --------              --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral property option payment                               --                (5,000)               (5,000)
                                                          --------              --------              --------
Net Cash (Used in) Investing Activities                         --                (5,000)               (5,000)
                                                          --------              --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                                  --                    --                42,000
  Due to related party                                      13,518                    --                13,518
                                                          --------              --------              --------
Net Cash Provided by Financing Activities                   13,518                    --                55,518
                                                          --------              --------              --------

Net Increase (Decrease) in Cash                                952               (17,871)                2,718
                                                          --------              --------              --------

Cash Balance,  Beginning of Period                           1,766                19,637                    --
                                                          --------              --------              --------

Cash Balance,  End of Period                              $  2,718              $  1,766              $  2,718
                                                          ========              ========              ========


   The accompanying notes are an integral part of these financial statements.

                            LAKE FOREST MINERALS INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements


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

THE COMPANY TODAY - The Company is currently a development stage company reporting under the provisions of ASC 915 "Accounting and Reporting for Development Stage Enterprises."

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

                            LAKE FOREST MINERALS INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements


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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

                                               June 30, 2011      June 30, 2010
                                               -------------      -------------

Income tax expense at statutory rate             $  4,829           $  7,637
Common stock issued for services                       --                 --
Valuation allowance                                (4,829)            (7,637)
Income tax expense per books                     $     --           $     --

Net deferred tax assets consist of the following components as of:

                                               June 30, 2011      June 30, 2010
                                               -------------      -------------

NOL carryover                                    $ 22,704           $ 17,875
Valuation allowance                               (22,704)           (17,875)
Net deferred tax asset                           $     --           $     --

REVENUE RECOGNITION - The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from June 23, 2008 (Date of Inception) through June 30, 2011 the Company had no potentially dilutive securities.

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

                            LAKE FOREST MINERALS INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ADVERTISING COSTS - The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expenses as of June 30, 2011.

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

MINERAL PROPERTY COSTS - The Company was in the exploration stage from inception on June 23, 2008 until mining was abandoned. The Company did not realize any revenues from the acquisition and exploration of mining properties. Mineral property exploration costs were expensed as incurred. Mineral property acquisition costs were initially capitalized when incurred and when subsequently abandoned or impaired, capitalized costs were charged to operations.

RECENT ACCOUNTING PRONOUNCEMENTS - From June 30, 2011 through the filing date of these financial statements, the FASB (Financial Accounting Standards Board) issued various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. Management has determined that these recent accounting pronouncements will have no impact on the financial statements of Lake Forest Minerals Inc.

2. PROPERTY AND EQUIPMENT

As of June 30, 2011, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY

The Company has 75,000,000 common shares and 10,000,000 preferred shares authorized with a par value of $0.001 per share.

The Company has not issued any preferred shares since inception through June 30, 2011.

A total of 11,000,000 shares of the Company's common stock have been issued as of June 30, 2011, 8,000,000 of these shares were issued to the sole director of the Company pursuant to a stock subscription agreement at $0.0015 per share for total proceeds of $12,000 on June 26, 2008. The remaining 3,000,000 shares of the Company's issued and outstanding common stock were issued at a price of $0.01 per share for gross proceeds of $30,000.

                            LAKE FOREST MINERALS INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements


4. RELATED PARTY TRANSACTIONS

Jeffrey Taylor, the sole officer and director of the Company was not paid for any underwriting services that he performed on behalf of the Company with respect to the Company's S-1 prospectus offering, filed August 6, 2008.

For the year ended June 30, 2011 Jeffrey Taylor loaned the company $13,518 for operating expenses, the loan bears no interest and has no specific terms of repayment.

5. GOING CONCERN

The Company has incurred net losses of approximately $58,215 for the period from June 23, 2008 (Date of Inception) through June 30, 2011 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through shareholder loans or the issuance of debt or equity financing , but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

6. SUBSEQUENT EVENTS

In August 2011, Jeffrey Taylor loaned the company $5,000 for operating expenses, the loan bears no interest and has no specific terms of repayment.

Other than described above, the Company's management has reviewed all material subsequent events through the filing date of these financial statements in accordance with ASC 885-10, and has determined that there are no material subsequent events to report.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of June 30, 2011, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTOR, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE

The officer and director of Lake Forest Minerals, whose one year terms will expire 6/30/12, or at such a time as his successor(s) shall be elected and qualified is as follows:

Name & Address           Age    Position      Date First Elected    Term Expires
--------------           ---    --------      ------------------    ------------

Jeffrey Taylor            45    President,          6/24/08            6/30/12
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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Jeffrey         2011     0          0           0           0          0             0            0          0
Taylor,         2010     0          0           0           0          0             0            0          0
President,      2009     0          0           0           0          0             0            0          0
CFO & CEO

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

For the year ended June 30, 2011 Jeffrey Taylor loaned the company $13,518 for operating expenses, the loan bears no interest and has no specific terms of repayment.

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

For the year ended June 30, 2011 Jeffrey Taylor loaned the company $13,518 for operating expenses, the loan bears no interest and has no specific terms of repayment.

There are no independent directors currently serving on the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $9,520, for tax services were $Nil and for other services were $Nil during the year ended June 30, 2011.

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


/s/ Jeffrey Taylor                                            September 27, 2011
-------------------------------------                         ------------------
Jeffrey Taylor, President & Director                                 Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)