Form 10-Q
period 2011-09-30
Lake Forest Minerals Inc.
filed 2011-11-10
CIK 1441082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,000,000 shares as of November 1, 2011.

ITEM 1. FINANCIAL STATEMENTS

                            LAKE FOREST MINERALS INC.
                          (A Development Stage Company)
                                 Balance Sheets
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                          September 30,        June 30,
                                                              2011               2011
                                                            --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                      $  3,202           $  2,718
                                                            --------           --------
      TOTAL CURRENT ASSETS                                     3,202              2,718
                                                            --------           --------

      TOTAL  ASSETS                                         $  3,202           $  2,718
                                                            ========           ========

                                  LIABILITIES

CURRENT LIABILITIES
  Accounts payable                                          $  3,187           $  5,415
  Due to related party                                        18,500             13,518
                                                            --------           --------
      TOTAL CURRENT LIABILITIES                               21,687             18,933
                                                            --------           --------

STOCKHOLDERS' EQUITY
  Common Stock
    75,000,000 authorized shares, par value $0.001
     11,000,000 shares issued and outstanding                 11,000             11,000
  Additional Paid-in-Capital                                  31,000             31,000
  Deficit accumulated during development stage               (60,485)           (58,215)
                                                            --------           --------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                   (18,485)           (16,215)
                                                            --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  3,202           $  2,718
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

                            LAKE FOREST MINERALS INC.
                          (A Development Stage Company)
                            Statements of Operations
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                                     Period from
                                                                                                    June 23, 2008
                                                       Three Months           Three Months        (Date of inception)
                                                          Ended                  Ended                 through
                                                       September 30,          September 30,          September 30,
                                                           2011                   2010                   2011
                                                       ------------           ------------           ------------
REVENUES
  Revenues                                             $         --           $         --           $         --
                                                       ------------           ------------           ------------
Total Revenues                                                   --                     --                     --

EXPENSES
  Operating Expenses
  Exploration expenses                                           --                     --                  5,000
  Impairment of mineral property                                 --                     --                  7,500
  General and Adminstrative                                     408                    650                  9,928
  Professional Fees                                           1,862                  2,435                 38,057
                                                       ------------           ------------           ------------
Total Expenses                                                2,270                  3,085                 60,485
                                                       ------------           ------------           ------------
Net loss from Operations                                     (2,270)                (3,085)               (60,485)

PROVISION FOR INCOME TAXES
  Income Tax Benefit                                             --                     --                     --

Net Income (Loss) for the period                       $     (2,270)          $     (3,085)          $    (60,485)
                                                       ============           ============           ============

Basic and Diluted Earnings (Loss) Per Common Share     $      (0.00)          $      (0.00)
                                                       ============           ============
Weighted Average number of Common Shares
 used in per share calculations                          11,000,000             11,000,000
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

                            LAKE FOREST MINERALS INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)
                                  (Unaudited)

                                                                                                            Period from
                                                                   Three Months       Three Months         June 23, 2008
                                                                      Ended              Ended         (Date of inception) to
                                                                   September 30,      September 30,        September 30,
                                                                       2011               2010                 2011
                                                                     --------           --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                           $ (2,270)          $ (3,085)            $(60,485)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Accounts payable                                                  (2,228)            (2,345)               3,187
     Impairment of mineral property                                        --                 --                5,000
                                                                     --------           --------             --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (4,498)            (5,430)             (52,298)
                                                                     --------           --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral property option payment                                          --                 --               (5,000)
                                                                     --------           --------             --------
           NET CASH (USED IN) INVESTING ACTIVITIES                         --                 --               (5,000)
                                                                     --------           --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                                             --                 --               42,000
  Due to related party                                                  4,982              5,000               18,500
                                                                     --------           --------             --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                    4,982              5,000               60,500
                                                                     --------           --------             --------

Net Increase (Decrease) in Cash                                           484               (430)               3,202
                                                                     --------           --------             --------

Cash Balance,  Beginning of Period                                      2,718              1,766                   --
                                                                     --------           --------             --------

Cash Balance,  End of Period                                         $  3,202           $  1,336             $  3,202
                                                                     ========           ========             ========

Non-Cash Activities
  Impairment of Mineral Property                                     $     --           $     --             $  5,000
  Mineral Property Option Payment                                    $     --           $     --             $ (5,000)


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

MANAGEMENT OF COMPANY - The initial list of officers filed with the Nevada Secretary of State on June 23, 2008, indicates the sole director Jeffrey Taylor as the President, Secretary, and Treasurer.

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

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from June 23, 2008 (Date of Inception) through September 30, 2011 the Company had no potentially dilutive securities.

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

ADVERTISING COSTS - The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expenses as of September 30, 2011.

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

RECENT ACCOUNTING PRONOUNCEMENTS - From September 30, 2011 through the filing date of these financial statements, the FASB (Financial Accounting Standards Board) issued various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. Management has determined that these recent accounting pronouncements will have no impact on the financial statements of Lake Forest Minerals Inc.

2. PROPERTY AND EQUIPMENT

As of September 30, 2011, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY

The Company has 75,000,000 common shares and 10,000,000 preferred shares authorized with a par value of $0.001 per share.

The Company has not issued any preferred shares since inception through September 30, 2011.

A total of 11,000,000 shares of the Company's common stock have been issued as of September 30, 2011, 8,000,000 of these shares were issued to the sole director of the Company pursuant to a stock subscription agreement at $0.0015 per share for total proceeds of $12,000 on June 26, 2008. The remaining
3,000,000 shares of the Company's issued and outstanding common stock were issued at a price of $0.01 per share for gross proceeds of $30,000.

4. RELATED PARTY TRANSACTIONS

Jeffrey Taylor, the sole officer and director of the Company was not paid for any underwriting services that he performed on behalf of the Company with respect to the Company's S-1 prospectus offering, filed August 6, 2008.

The sole officer and director of the Company provided the company with unsecured loans totaling $13,518 and $18,500 at June 30, 2011 and September 30, 2011, respectively. The loans bear no interest and have no specific terms of repayment.

                            LAKE FOREST MINERALS INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements


5. GOING CONCERN

The Company has incurred net losses of approximately $60,485 for the period from June 23, 2008 (Date of Inception) through September 30, 2011 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Our financial statements from inception through the period ended September 30, 2011 report no revenues and a net loss of $60,485. Seale and Beers, Certified Public Accountants, our independent auditor, has issued an audit opinion for Lake Forest Minerals which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

In evaluating a prospective target business, we will consider several factors, including the following:

     * experience and skill of management and availability of additional personnel of the target business;

     *    costs associated with effecting the business combination;

     *    equity interest retained by our stockholders in the merged entity;

     *    growth potential of the target business;

     *    capital requirements of the target business;

     *    capital available to the target business;

     *    stage of development of the target business;

     * proprietary features and degree of intellectual property or other protection of the target business;

     *    the financial statements of the target business; and

     *    the regulatory environment in which the target business operates.

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

We incurred operating expenses of $2,270 and $3,085 for the three month periods ended September 30, 2011 and 2010, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss from inception (June 23, 2008) through September 30, 2011 was $60,485.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at September 30, 2011 was $3,202 with $21,687 in current liabilities. We have sold $42,000 in equity securities since inception, $12,000 from the sale of 8,000,000 shares of stock to our officer and director and $30,000 from the sale of 3,000,000 shares registered pursuant to our S-1 Registration Statement which became effective on August 18, 2008. The offering was completed on September 11, 2008.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures are effective, as of September 30, 2011, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the

Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

101      Interactive data files pursuant to     Filed electronically herewith
         Rule 405 of Regulation S-T

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Jeffrey Taylor                                            November 10, 2011
------------------------------------                          -----------------
Jeffrey Taylor, President & Director                               Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)