Form 10-Q
period 2011-12-31
Lake Forest Minerals Inc.
filed 2012-02-14
CIK 1441082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,000,000 shares as of February 14, 2012.

ITEM 1. FINANCIAL STATEMENTS

                            LAKE FOREST MINERALS INC.
                          (A Development Stage Company)
                                 Balance Sheets
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                           December 31,        June 30,
                                                              2011               2011
                                                            --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                      $  1,367           $  2,718
                                                            --------           --------
      Total Current Assets                                     1,367              2,718
                                                            --------           --------

      Total  Assets                                         $  1,367           $  2,718
                                                            ========           ========

                                  LIABILITIES

CURRENT LIABILITIES
  Accounts payable                                          $  3,582           $  5,415
  Due to related party                                        18,500             13,518
                                                            --------           --------
      Total Current Liabilities                               22,082             18,933
                                                            --------           --------

                              STOCKHOLDERS' EQUITY

Common Stock
  75,000,000 authorized shares, par value $0.001
  11,000,000 shares issued and outstanding                    11,000             11,000
Additional Paid-in-Capital                                    31,000             31,000
Deficit accumulated during development stage                 (62,715)           (58,215)
                                                            --------           --------
      Total Stockholders' Equity (Deficit)                   (20,715)           (16,215)
                                                            --------           --------

      Total Liabilities and Stockholders' Equity            $  1,367           $  2,718
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

                            LAKE FOREST MINERALS INC.
                          (A Development Stage Company)
                            Statements of Operations
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                                            Period from
                                                                                                           June 23, 2008
                                          Three Months    Three Months    Six Months      Six Months    (Date of inception)
                                             Ended           Ended           Ended           Ended            through
                                          December 31,    December 31,    December 31,    December 31,      December 31,
                                             2011            2010            2011            2010              2011
                                          -----------     -----------     -----------     -----------       -----------
REVENUES:
  Revenues                                $        --     $        --     $        --     $        --       $        --
                                          -----------     -----------     -----------     -----------       -----------
      Total Revenues                               --              --              --              --                --

EXPENSES:
  Operating Expenses
    Exploration expenses                           --              --              --              --             5,000
    Impairment of mineral property                 --              --              --              --             7,500
    General and Adminstrative                     280             140             688             790            10,208
    Professional Fees                           1,950           1,820           3,812           4,255            40,007
                                          -----------     -----------     -----------     -----------       -----------

      Total Expenses                            2,230           1,960           4,500           5,045            62,715
                                          -----------     -----------     -----------     -----------       -----------

Net loss from Operations                       (2,230)         (1,960)         (4,500)         (5,045)          (62,715)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                               --              --              --              --                --
                                          -----------     -----------     -----------     -----------       -----------

Net Income (Loss) for the period          $    (2,230)    $    (1,960)    $    (4,500)    $    (5,045)      $   (62,715)
                                          ===========     ===========     ===========     ===========       ===========

Basic and Diluted Earnings (Loss)
 Per Common Share                         $     (0.00)    $     (0.00)    $     (0.00)    $     (0.00)
                                          ===========     ===========     ===========     ===========

Weighted Average number of Common
 Shares used in per share calculations     11,000,000      11,000,000      11,000,000      11,000,000
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

                            LAKE FOREST MINERALS INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                             Period from
                                                                                            June 23, 2008
                                                       Six Months         Six Months     (Date of inception)
                                                          Ended              Ended               to
                                                       December 31,       December 31,       December 31,
                                                          2011               2010               2011
                                                        --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                              $ (4,500)          $ (5,045)          $(62,715)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Accounts payable                                     (1,833)            (2,820)             3,582
     Impairment of mineral property                           --                 --              5,000
                                                        --------           --------           --------
Net Cash Provided by (Used in) Operating Activities       (6,333)            (7,865)           (54,133)
                                                        --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral property option payment                             --                 --             (5,000)
                                                        --------           --------           --------
Net Cash (Used in) Investing Activities                       --                 --             (5,000)
                                                        --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                                --                 --             42,000
  Due to related party                                     4,982              7,500             18,500
                                                        --------           --------           --------
Net Cash Provided by Financing Activities                  4,982              7,500             60,500
                                                        --------           --------           --------

Net Increase (Decrease) in Cash                           (1,351)              (365)             1,367
                                                        --------           --------           --------

Cash Balance, Beginning of Period                          2,718              1,766                 --
                                                        --------           --------           --------

Cash Balance, End of Period                             $  1,367           $  1,401           $  1,367
                                                        ========           ========           ========

Non-Cash Activities
  Impairment of Minearl Property                        $     --           $     --           $  5,000
  Mineral Property Option Payment                       $     --           $     --           $ (5,000)


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

MANAGEMENT  OF  COMPANY - is the President, Secretary, and Treasurer.

YEAR END - The Company's fiscal year end is June 30.

THE BASIS OF PRESENTATION - In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from June 23, 2008 (Date of Inception) through December 31, 2011 the Company had no potentially dilutive securities.

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

ADVERTISING COSTS - The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expenses as of December 31, 2011.

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

RECENT ACCOUNTING PRONOUNCEMENTS - From December 31, 2011 through the filing date of these financial statements, the FASB (Financial Accounting Standards Board) issued various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. Management has determined that these recent accounting pronouncements will have no impact on the financial statements of Lake Forest Minerals Inc.

2. PROPERTY AND EQUIPMENT

As of December 31, 2011, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY

The Company has 75,000,000 common shares and 10,000,000 preferred shares authorized with a par value of $0.001 per share.

The Company has not issued any preferred shares since inception through December 31, 2011.

A total of 11,000,000 shares of the Company's common stock have been issued as of December 31, 2011, 8,000,000 of these shares were issued to the sole director of the Company pursuant to a stock subscription agreement at $0.0015 per share for total proceeds of $12,000 on June 26, 2008. The remaining 3,000,000 shares of the Company's issued and outstanding common stock were issued at a price of $0.01 per share for gross proceeds of $30,000.

4. RELATED PARTY TRANSACTIONS

Jeffrey Taylor, the sole officer and director of the Company was not paid for any underwriting services that he performed on behalf of the Company with respect to the Company's S-1 prospectus offering, filed August 6, 2008.

As of December 31, 2011, our sole officer and director is owed $18,500 ($13,518 as of June 30, 2011) for a number of unsecured loans. The loans bear no interest and have no specific terms of repayment.

                            LAKE FOREST MINERALS INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements


5. GOING CONCERN

The Company has incurred net losses of approximately $62,715 for the period from June 23, 2008 (Date of Inception) through December 31, 2011 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

6. SUBSEQUENT EVENTS

The Company's management has reviewed all material subsequent events through the filing date of these financial statements in accordance with ASC 885-10, and has determined that there are no material subsequent events to report, except for on January 25, 2012, Jeffrey Taylor, the sole officer and director of the Company, provided the Company an unsecured loan in the amount of $3,000. The Loan bears no interest and has no specific terms of repayment.

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

Our financial statements from inception through the period ended December 31, 2011 report no revenues and a net loss of $62,715. Seale and Beers, Certified Public Accountants, our independent auditor, has issued an audit opinion for Lake Forest Minerals which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

We are still in our developement stage and have not generated any revenue.

We incurred operating expenses of $2,230 and $1,960 for the three month periods ended December 31, 2011 and 2010, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

We incurred operating expenses of $4,500 and $5,045 for the six month periods ended December 31, 2011 and 2010, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss from inception (June 23, 2008) through December 31, 2011 was
$62,715.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at December 31, 2011 was $1,367 with $22,082 in current liabilities. We have sold $42,000 in equity securities since inception, $12,000 from the sale of 8,000,000 shares of stock to our officer and director and $30,000 from the sale of 3,000,000 shares registered pursuant to our S-1 Registration Statement which became effective on August 18, 2008. The offering was completed on September 11, 2008.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures are effective, as of December 31, 2011, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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


/s/ Jeffrey Taylor                                            February 14, 2012
------------------------------------                          -----------------
Jeffrey Taylor, President & Director                                Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)