Form 10-Q
period 2012-03-31
Lake Forest Minerals Inc.
filed 2012-05-09
CIK 1441082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,000,000 shares as of May 9, 2012.

ITEM 1. FINANCIAL STATEMENTS

                            LAKE FOREST MINERALS INC.
                          (A Development Stage Company)
                                 Balance Sheets
                           (Expressed in U.S. Dollars)
                                   (Unaudited)





                                                        March 31, 2012       June 30, 2011
                                                        --------------       -------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                      $    845           $  2,718
                                                            --------           --------
      Total Current Assets                                       845              2,718
                                                            --------           --------

      Total  Assets                                         $    845           $  2,718
                                                            ========           ========

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts payable                                          $  2,733           $  5,415
  Due to related party                                        21,500             13,518
                                                            --------           --------
      Total Current Liabilities                               24,233             18,933
                                                            --------           --------

                              STOCKHOLDERS' EQUITY

Common Stock
  75,000,000 authorized shares, par value $0.001
  11,000,000 shares issued and outstanding                    11,000             11,000
  Additional Paid-in-Capital                                  31,000             31,000
  Deficit accumulated during exploration stage               (65,388)           (58,215)
                                                            --------           --------

      Total Stockholders' Equity (Deficit)                   (23,388)           (16,215)
                                                            --------           --------

      Total Liabilities and Stockholders' Equity            $    845           $  2,718
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

                            LAKE FOREST MINERALS INC.
                          (A Development Stage Company)
                            Statements of Operations
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                                           Period from
                                                                                                          June 23, 2008
                                          Three Months    Three Months    Nine Months     Nine Months  (Date of inception)
                                             Ended           Ended           Ended           Ended           through
                                           March 31,       March 31,       March 31,       March 31,        March 31,
                                             2012            2011            2012            2011             2012
                                          -----------     -----------     -----------     -----------      -----------
REVENUES:
  Revenues                                $        --     $        --     $        --     $        --      $        --
                                          -----------     -----------     -----------     -----------      -----------
      Total Revenues                               --              --              --

EXPENSES:
  Operating Expenses
    Exploration expenses                           --              --              --              --            5,000
    Impairment of mineral property                 --              --              --              --            7,500
    General and Adminstrative                     900             410           1,588           1,200           11,108
    Professional Fees                           1,773           1,931           5,585           6,186           41,780
                                          -----------     -----------     -----------     -----------      -----------
      Total Expenses                            2,673           2,341           7,173           7,386           65,388
                                          -----------     -----------     -----------     -----------      -----------

Net loss from Operations                       (2,673)         (2,341)         (7,173)         (7,386)         (65,388)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                               --              --              --
                                          -----------     -----------     -----------     -----------      -----------

Net Income (Loss) for the period          $    (2,673)    $    (2,341)    $    (7,173)    $    (7,386)     $   (65,388)
                                          ===========     ===========     ===========     ===========      ===========

Basic and Diluted Earnings (Loss)
 Per Common Share                         $     (0.00)    $     (0.00)    $     (0.00)    $     (0.00)
                                          ===========     ===========     ===========     ===========
Weighted Average number of Common
 Shares used in per share calculations     11,000,000      11,000,000      11,000,000      11,000,000
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

                            LAKE FOREST MINERALS INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)
                                  (Unaudited)

                                                                                          Period from
                                                                                         June 23, 2008
                                                    Nine Months        Nine Months     (Date of inception)
                                                       Ended              Ended             through
                                                     March 31,          March 31,          March 31,
                                                       2012               2011               2012
                                                     --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                           $ (7,173)          $ (7,386)          $(65,388)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Accounts payable                                  (2,682)            (2,789)             2,733
     Impairment of mineral property                        --                 --              5,000
                                                     --------           --------           --------
Net Cash Provided by (Used in) Operating Activities    (9,855)           (10,175)           (57,655)
                                                     --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral property option payment                          --                 --             (5,000)
                                                     --------           --------           --------
Net Cash (Used in) Investing Activities                    --                 --             (5,000)
                                                     --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                             --                 --             42,000
  Due to related party                                  7,982              8,500             21,500
                                                     --------           --------           --------
Net Cash Provided by Financing Activities               7,982              8,500             63,500
                                                     --------           --------           --------

Net Increase (Decrease) in Cash                        (1,873)            (1,675)               845
                                                     --------           --------           --------

Cash Balance,  Beginning of Period                      2,718              1,766                 --
                                                     --------           --------           --------

Cash Balance,  End of Period                         $    845           $     91           $    845
                                                     ========           ========           ========

                 The accompanying notes are an integral part of
                      these interim financial statements.

                            LAKE FOREST MINERALS INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements


1.  DESCRIPTION  OF  BUSINESS,  HISTORY  AND SUMMARY OF  SIGNIFICANT  ACCOUNTING
POLICIES

DESCRIPTION OF BUSINESS AND HISTORY - Lake Forest Minerals Inc., a Nevada corporation, (hereinafter referred to as the "Company" or "Lake Forest Minerals") was incorporated in the State of Nevada on June 23, 2008. The Company was formed to engage in the acquisition, exploration and development of natural resource properties of merit. During the initial period ending June 30, 2008, the Company entered into an option agreement to acquire certain mineral claims located in British Columbia.

On February 22, 2010 the Company provided notice to the Optionor, and terminated the Option Agreement and relieved itself from any obligations thereunder.

The Company's operations have been limited to general administrative operations, initial property staking and investigation, and was considered an Exploration Stage Company in accordance with ASC 915.

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

BASIS OF PRESENTATION - In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.
Actual results and outcomes may differ from management's estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Form 10-K.

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

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from June 23, 2008 (Date of Inception) through March 31, 2012 the Company had no potentially dilutive securities.

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

ADVERTISING COSTS - The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expenses as of March 31, 2012.

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

RECENT ACCOUNTING PRONOUNCEMENTS - From March 31, 2012 through the filing date of these financial statements, the FASB (Financial Accounting Standards Board) issued various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. Management has determined that these recent accounting pronouncements will have no impact on the financial statements of Lake Forest Minerals Inc.

                            LAKE FOREST MINERALS INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements


2. PROPERTY AND EQUIPMENT

As of March 31, 2012, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY

The Company has 75,000,000 common shares and 10,000,000 preferred shares authorized with a par value of $0.001 per share.

The Company has not issued any preferred shares since inception through March 31, 2012.

A total of 11,000,000 shares of the Company's common stock have been issued as of March 31, 2012, 8,000,000 of these shares were issued to the sole director of the Company pursuant to a stock subscription agreement at $0.0015 per share for total proceeds of $12,000 on June 26, 2008. The remaining 3,000,000 shares of the Company's issued and outstanding common stock were issued at a price of $0.01 per share for gross proceeds of $30,000.

4. RELATED PARTY TRANSACTIONS

Jeffrey Taylor, the sole officer and director of the Company was not paid for any underwriting services that he performed on behalf of the Company with respect to the Company's S-1 prospectus offering, filed August 6, 2008.

As of March 31, 2012, our sole officer and director is owed $21,500 ($13,518 as of June 30, 2011) for a number of unsecured loans. The loans bear no interest and have no specific terms of repayment.

5. GOING CONCERN

The Company has incurred net losses of approximately $65,388 for the period from June 23, 2008 (Date of Inception) through March 31, 2012 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Our financial statements from inception through the period ended March 31, 2012 report no revenues and a net loss of $65,388. Seale and Beers, Certified Public Accountants, our independent auditor, has issued an audit opinion for Lake Forest Minerals which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

We incurred operating expenses of $2,673 and $2,341 for the three month periods ended March 31, 2012 and 2011, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

We incurred operating expenses of $7,173 and $7,386 for the nine month periods ended March 31, 2012 and 2011, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss from inception (June 23, 2008) through March 31, 2012 was $65,388.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at March 31, 2012 was $845 with $24,233 in current liabilities. We have sold $42,000 in equity securities since inception, $12,000 from the sale of 8,000,000 shares of stock to our officer and director and $30,000 from the sale of 3,000,000 shares registered pursuant to our S-1 Registration Statement which became effective on August 18, 2008. The offering was completed on September 11, 2008.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures are effective, as of March 31, 2012, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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


/s/ Jeffrey Taylor                                            May 9, 2012
------------------------------------                          -----------
Jeffrey Taylor, President & Director                              Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)