Form 10-K
period 2012-06-30
Lake Forest Minerals Inc.
filed 2012-09-24
CIK 1441082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2012

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

                                  (206)203-4100
                               (Telephone Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of September 24, 2012, the registrant had 11,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of September 10, 2012.

                           LAKE FOREST MINERALS, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.     Business                                                           3
Item 1A.    Risk Factors                                                       6
Item 1B.    Unresolved Staff Comments                                          8
Item 2.     Properties                                                         8
Item 3.     Legal Proceedings                                                  9
Item 4.     Mine Safety Disclosures                                            9

                                     Part II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters And Issuer Purchases of Equity Securities                  9
Item 6.     Selected Financial Data                                           11
Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             11
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk        14
Item 8.     Financial Statements                                              15
Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                              24
Item 9A(T). Controls and Procedures                                           24
Item 9B.    Other Information                                                 25

                                    Part III

Item 10.    Director, Executive Officer and Corporate Governance              26
Item 11.    Executive Compensation                                            27
Item 12.    Security Ownership of Certain Beneficial Owners and Management    28
Item 13.    Certain Relationships, Related Transactions, and Director
            Independence                                                      29
Item 14.    Principal Accounting Fees and Services                            29

                                     Part IV

Item 15.    Exhibits                                                          29

Signatures                                                                    30

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

Our financial statements from inception through the year ended June 30, 2012 report no revenues and a net loss of $70,558. Seale and Beers, Certified Public Accountants, our independent auditor, has issued an audit opinion for Lake Forest Minerals which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     * contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

     * contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

     * contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

     * contains a toll-free telephone number for inquiries on disciplinary actions;

     * defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

     * contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     *    the bid and offer quotations for the penny stock;

     * the compensation of the broker-dealer and its salesperson in the transaction;

     * the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     * monthly account statements showing the market value of each penny stock held in the customer's account.

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

We incurred operating expenses of $12,343 and $12,381 for the years ended June 30, 2012 and 2011, respectively. For the year ended June 30, 2012 these expenses consisted of $3,003 in general operating expenses and $9,340 in professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. For the year ended June 30, 2011 these expenses consisted of $2,290 in general operating expenses, $10,091 in professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss from inception (June 23, 2008) through June 30, 2012 was $70,558.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at June 30, 2012 was $630 with $29,188 in current liabilities. We have sold $42,000 in equity securities since inception, $12,000 from the sale of 8,000,000 shares of stock to our officer and director and $30,000 from the sale of 3,000,000 shares registered pursuant to our S-1 Registration Statement which became effective on August 18, 2008. The offering was completed on September 11, 2008.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

                                                  June 30, 2012    June 30, 2011
                                                  -------------    -------------
Income tax expense at statutory rate                 $ 4,814          $ 4,829
Common stock issued for services                          --               --
Valuation allowance                                   (4,814)          (4,829)
Income tax expense per books                         $    --          $    --

Net deferred tax assets consist of the following components as of:

                                                  June 30, 2012    June 30, 2011
                                                  -------------    -------------
NOL carryover                                       $ 27,518          $ 22,704
Valuation allowance                                  (27,518)          (22,704)
Net deferred tax asset                              $     --          $     --

REVENUE RECOGNITION - The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from June 23, 2008 (Date of Inception) through June 30, 2012 the Company had no potentially dilutive securities.

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

ADVERTISING COSTS - The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expenses as of June 30, 2012.

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

RECENT ACCOUNTING PRONOUNCEMENTS - From June 30, 2012 through the filing date of these financial statements, the FASB (Financial Accounting Standards Board) issued various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. Management has determined that these recent accounting pronouncements will have no impact on the financial statements of Lake Forest Minerals Inc.

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

At June 30, 2012, we had cash on hand of $630. Since we have no revenue or plans to generate any revenue, if our expenses exceed our cash currently on hand we will be dependent upon loans to fund losses incurred in excess of our cash.

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

ITEM 8. FINANCIAL STATEMENTS

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lake Forest Minerals, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Lake Forest Minerals, Inc. (A Development Stage Company) as of June 30, 2012, and the related statements of operations, stockholders' equity and cash flows for the years then ended and since inception on June 23, 2008 through June 30, 2012. Lake Forest Minerals' management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Forest Minerals, Inc. (A Development Stage Company) as of June 30, 2012, and the related statements of operations, stockholders' equity and cash flows for the years then ended and since inception on June 23, 2008 through June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has earned no revenues, has negative working capital at June 30, 2012, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Seale and Beers, CPAs
---------------------------------------
Seale and Beers, CPAs
Las Vegas, Nevada
September 12, 2012

                 50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107
                    Phone: (888) 727-8251 Fax: (888) 782-2351

                            LAKE FOREST MINERALS INC.
                          (A Development Stage Company)
                                 Balance Sheets
                           (Expressed in U.S. Dollars)

                                                            Audited            Audited
                                                             as of              as of
                                                            June 30,           June 30,
                                                              2012               2011
                                                            --------           --------
                                     ASSETS
CURRENT ASSETS
  Cash                                                      $    630           $  2,718
                                                            --------           --------
      TOTAL CURRENT ASSETS                                       630              2,718
                                                            --------           --------

      TOTAL  ASSETS                                         $    630           $  2,718
                                                            ========           ========

                                  LIABILITIES
CURRENT LIABILITIES
  Accounts payable                                          $  5,188           $  5,415
  Due to related party                                        24,000             13,518
                                                            --------           --------
      TOTAL CURRENT LIABILITIES                               29,188             18,933
                                                            --------           --------

                              STOCKHOLDERS' EQUITY
Common Stock
  75,000,000 authorized shares, par value $0.001
   11,000,000 shares issued and outstanding                   11,000             11,000
Additional Paid-in-Capital                                    31,000             31,000
Deficit accumulated during development stage                 (70,558)           (58,215)
                                                            --------           --------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                   (28,558)           (16,215)
                                                            --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $    630           $  2,718
                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                            LAKE FOREST MINERALS INC.
                          (A Development Stage Company)
                            Statements of Operations
                           (Expressed in U.S. Dollars)

                                                                                                          Period from
                                                                                                         June 23, 2008
                                                            For the Year           For the Year        (Date of inception)
                                                               Ended                  Ended                 through
                                                              June 30,               June 30,               June 30,
                                                                2012                   2011                   2012
                                                            ------------           ------------           ------------
REVENUES:
  Revenues                                                  $         --           $         --           $         --
                                                            ------------           ------------           ------------
TOTAL REVENUES                                                        --                     --                     --

EXPENSES:
  Operating Expenses
  Exploration expenses                                                --                     --                  5,000
  Impairment of mineral property                                      --                     --                  7,500
  General and Adminstrative                                        3,003                  2,290                 12,523
  Professional Fees                                                9,340                 10,091                 45,535
                                                            ------------           ------------           ------------
TOTAL EXPENSES                                                    12,343                 12,381                 70,558
                                                            ------------           ------------           ------------
Loss from Operations                                             (12,343)               (12,381)               (70,558)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                                  --                     --                     --

NET LOSS                                                    $    (12,343)          $    (12,381)          $    (70,558)
                                                            ============           ============           ============

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE          $      (0.00)          $      (0.00)
                                                            ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 USED IN PER SHARE CALCULATIONS                               11,000,000             11,000,000
                                                            ============           ============


   The accompanying notes are an integral part of these financial statements.

                            LAKE FOREST MINERALS INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
         For the period from June 23, 2008 (inception) to June 30, 2012
                           (Expressed in U.S. Dollars)


                                                                $0.001      Paid-In     Accumulated    Stockholders'
                                                 Shares       Par Value     Capital       Deficit         Equity
                                                 ------       ---------     -------       -------         ------
Balance, June 23, 2008 (Date of Inception)             --      $    --      $    --      $     --        $     --

Stock Issued for cash at $0.0015 per share
 on June 26, 2008                               8,000,000        8,000        4,000            --          12,000

Net Loss for the Period (Audited)                      --           --           --        (6,239)         (6,239)
                                               ----------      -------      -------      --------        --------

Balance, June 30, 2008                          8,000,000        8,000        4,000        (6,239)          5,761

Stock Issued for cash at $0.01 per share
 on September 11, 2008                          3,000,000        3,000       27,000            --          30,000

Net Loss for the Year (Audited)                        --           --           --       (20,013)        (20,013)
                                               ----------      -------      -------      --------        --------

Balance, June 30, 2009                         11,000,000       11,000       31,000       (26,252)         15,748

Net Loss for the Year (Audited)                        --           --           --       (19,582)        (19,582)
                                               ----------      -------      -------      --------        --------

Balance, June 30, 2010                         11,000,000       11,000       31,000       (45,834)         (3,834)

Net Loss for the Year (Audited)                        --           --           --       (12,381)        (12,381)
                                               ----------      -------      -------      --------        --------

Balance, June 30, 2011                         11,000,000       11,000       31,000       (58,215)        (16,215)

Net Loss for the Year (Audited)                                                           (12,343)        (12,343)
                                               ----------      -------      -------      --------        --------

Balance, June 30, 2012                         11,000,000      $11,000      $31,000      $(70,558)       $(28,558)
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

                            LAKE FOREST MINERALS INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                                                            Period from
                                                                                                           June 23, 2008
                                                                      For the Year       For the Year        (Date of
                                                                         Ended              Ended          inception) to
                                                                        June 30,           June 30,           June 30,
                                                                          2012               2011               2012
                                                                        --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                              $(12,343)          $(12,381)          $(70,558)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Accounts payable                                                       (227)              (185)             5,188
     Impairment of mineral property                                           --                 --              5,000
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (12,570)           (12,566)           (60,370)
                                                                        --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral property option payment                                             --                 --             (5,000)
                                                                        --------           --------           --------
           NET CASH (USED IN) INVESTING ACTIVITIES                            --                 --             (5,000)
                                                                        --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                                                --                 --             42,000
  Due to related party                                                    10,482             13,518             24,000
                                                                        --------           --------           --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                      10,482             13,518             66,000
                                                                        --------           --------           --------
Net Increase (Decrease) in Cash                                           (2,088)               952                630
                                                                        --------           --------           --------
Cash Balance,  Beginning of Period                                         2,718              1,766                 --
                                                                        --------           --------           --------

Cash Balance,  End of Period                                            $    630           $  2,718           $    630
                                                                        ========           ========           ========


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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

                                                  June 30, 2012    June 30, 2011
                                                  -------------    -------------
Income tax expense at statutory rate                 $ 4,814          $ 4,829
Common stock issued for services                          --               --
Valuation allowance                                   (4,814)          (4,829)
Income tax expense per books                         $    --          $    --

Net deferred tax assets consist of the following components as of:

                                                  June 30, 2012    June 30, 2011
                                                  -------------    -------------
NOL carryover                                       $ 27,518          $ 22,704
Valuation allowance                                  (27,518)          (22,704)
Net deferred tax asset                              $     --          $     --

REVENUE RECOGNITION - The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from June 23, 2008 (Date of Inception) through June 30, 2012 the Company had no potentially dilutive securities.

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

ADVERTISING COSTS - The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expenses as of June 30, 2012.

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

RECENT ACCOUNTING PRONOUNCEMENTS - From June 30, 2012 through the filing date of these financial statements, the FASB (Financial Accounting Standards Board) issued various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. Management has determined that these recent accounting pronouncements will have no impact on the financial statements of Lake Forest Minerals Inc.

2. GOING CONCERN

The Company has incurred net losses of approximately $70,558 for the period from June 23, 2008 (Date of Inception) through June 30, 2012 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

                            LAKE FOREST MINERALS INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements


2. GOING CONCERN (continued)

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

The Company has not issued any preferred shares since inception through June 30, 2012.

A total of 11,000,000 shares of the Company's common stock have been issued as of June 30, 2012, 8,000,000 of these shares were issued to the sole director of the Company pursuant to a stock subscription agreement at $0.0015 per share for total proceeds of $12,000 on June 26, 2008. The remaining 3,000,000 shares of the Company's issued and outstanding common stock were issued at a price of $0.01 per share for gross proceeds of $30,000.

4. RELATED PARTY TRANSACTIONS

Jeffrey Taylor, the sole officer and director of the Company was not paid for any underwriting services that he performed on behalf of the Company with respect to the Company's S-1 prospectus offering, filed August 6, 2008.

To June 30, 2012, Jeffrey Taylor loaned the Company $24,000 for operating expenses, the loan bears no interest and has no specific terms of payment.

5. SUBSEQUENT EVENTS

In July 2012, Jeffrey Taylor loaned the company $5,000 for operating expenses, the loan bears no interest and has no specific terms of repayment.

Other than described above, the Company's management has reviewed all material subsequent events through the filing date of these financial statements in accordance with ASC 885-10, and has determined that there are no material subsequent events to report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of June 30, 2012, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTOR, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE

The officer and director of Lake Forest Minerals, whose one year terms will expire 6/30/13, or at such a time as his successor(s) shall be elected and qualified is as follows:

Name & Address           Age    Position     Date First Elected     Term Expires
--------------           ---    --------     ------------------     ------------
Jeffrey Taylor           46     President,        6/24/08             6/30/13
711 S. Carson Street            Secretary,
Suite 4                         Treasurer,
Carson City, NV  89701          CFO, CEO &
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

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Jeffrey         2012     0          0           0           0          0             0            0          0
Taylor,         2011     0          0           0           0          0             0            0          0
President,      2010     0          0           0           0          0             0            0          0
CFO & CEO

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

For the year ended June 30, 2012 Jeffrey Taylor loaned the company $10,482 for operating expenses. The loan balance at June 30, 2012 was $24,000, the loan bears no interest and has no specific terms of repayment.

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

For the year ended June 30, 2012 Jeffrey Taylor loaned the company $10,482 for operating expenses. The loan balance at June 30, 2012 was $24,000, the loan bears no interest and has no specific terms of repayment.

There are no independent directors currently serving on the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $8,000 for tax services were $Nil and for other services were $Nil during the year ended June 30, 2012.

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

101      Interactive data files pursuant to Rule     Filed electronically herewith
         405 of Regulation S-T

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Jeffrey Taylor                                            September 24, 2012
-------------------------------------                         ------------------
Jeffrey Taylor, President & Director                                 Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)