Form 10-Q
period 2013-03-31
Lake Forest Minerals Inc.
filed 2013-05-15
CIK 1441082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,000,000 shares as of May 15, 2013.

ITEM 1. FINANCIAL STATEMENTS

                            LAKE FOREST MINERALS INC.
                          (A Development Stage Company)
                                 Balance Sheets
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                            March 31,          June 30,
                                                              2013               2012
                                                            --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                      $  1,399           $    630
                                                            --------           --------
      Total Current Assets                                     1,399                630
                                                            --------           --------

      Total  Assets                                         $  1,399           $    630
                                                            ========           ========

                                  LIABILITIES

CURRENT LIABILITIES
  Accounts payable                                          $  3,599           $  5,188
  Due to related party                                        35,500             24,000
                                                            --------           --------
      Total Current Liabilities                               39,099             29,188
                                                            --------           --------

                              STOCKHOLDERS' EQUITY

Common Stock
  75,000,000 authorized shares, par value $0.001
  11,000,000 shares issued and outstanding                    11,000             11,000
Additional Paid-in-Capital                                    31,000             31,000
Deficit accumulated during development stage                 (79,700)           (70,558)
                                                            --------           --------
      Total Stockholders' Equity (Deficit)                   (37,700)           (28,558)
                                                            --------           --------

      Total Liabilities and Stockholders' Equity            $  1,399           $    630
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

                            LAKE FOREST MINERALS INC.
                          (A Development Stage Company)
                            Statements of Operations
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                                             Period from
                                                                                                            June 23, 2008
                                         Three Months     Three Months     Nine Months      Nine Months  (Date of inception)
                                            Ended            Ended            Ended            Ended           through
                                          March 31,        March 31,        March 31,        March 31,        March 31,
                                            2013             2012             2013             2012             2013
                                        ------------     ------------     ------------     ------------     ------------
REVENUES:
  Revenues                              $         --     $         --     $         --     $         --     $         --
                                        ------------     ------------     ------------     ------------     ------------
      Total Revenues                              --               --               --               --               --

EXPENSES:
  Operating Expenses
    Exploration expenses                          --               --               --               --            5,000
    Impairment of mineral property                --               --               --               --            7,500
    General and Adminstrative                    880              900            3,752            1,588           16,275
    Professional Fees                          1,789            1,773            5,390            5,585           50,925
                                        ------------     ------------     ------------     ------------     ------------

      Total Expenses                           2,669            2,673            9,142            7,173           79,700
                                        ------------     ------------     ------------     ------------     ------------

Net loss from Operations                      (2,669)          (2,673)          (9,142)          (7,173)         (79,700)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                              --               --               --
                                        ------------     ------------     ------------     ------------     ------------

Net Loss for the period                 $     (2,669)    $     (2,673)    $     (9,142)    $     (7,173)    $    (79,700)
                                        ============     ============     ============     ============     ============
Basic and Diluted Earnings (Loss)
 Per Common Share                       $      (0.00)    $      (0.00)    $      (0.00)    $      (0.00)
                                        ============     ============     ============     ============
Weighted Average number of Common
 Shares used in per share calculations    11,000,000       11,000,000       11,000,000       11,000,000
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

                            LAKE FOREST MINERALS INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)
                                  (Unaudited)

                                                                                             Period from
                                                                                            June 23, 2008
                                                       Nine Months        Nine Months     (Date of inception)
                                                          Ended              Ended             through
                                                        March 31,          March 31,          March 31,
                                                          2012               2011               2012
                                                        --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                              $ (9,142)          $ (7,173)          $(79,700)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Accounts payable                                     (1,589)            (2,682)             3,599
     Impairment of mineral property                           --                 --              5,000
                                                        --------           --------           --------
Net Cash Provided by (Used in) Operating Activities      (10,731)            (9,855)           (71,101)
                                                        --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral property option payment                             --                 --             (5,000)
                                                        --------           --------           --------
Net Cash (Used in) Investing Activities                       --                 --             (5,000)
                                                        --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                                --                 --             42,000
  Due to related party                                    11,500              7,982             35,500
                                                        --------           --------           --------
Net Cash Provided by Financing Activities                 11,500              7,982             77,500
                                                        --------           --------           --------

Net Increase (Decrease) in Cash                              769             (1,873)             1,399
                                                        --------           --------           --------

Cash Balance,  Beginning of Period                           630              2,718                 --
                                                        --------           --------           --------

Cash Balance,  End of Period                            $  1,399           $    845           $  1,399
                                                        ========           ========           ========


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

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from June 23, 2008 (Date of Inception) through March 31, 2013 the Company had no potentially dilutive securities.

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

ADVERTISING COSTS - The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expenses as of March 31, 2013.

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

RECENT ACCOUNTING PRONOUNCEMENTS - From March 31, 2013 through the filing date of these financial statements, the FASB (Financial Accounting Standards Board) issued various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. Management has determined that these recent accounting pronouncements will have no impact on the financial statements of Lake Forest Minerals Inc.

2. PROPERTY AND EQUIPMENT

As of March 31, 2013, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY

The Company has 75,000,000 common shares and 10,000,000 preferred shares authorized with a par value of $0.001 per share.

The Company has not issued any preferred shares since inception through March 31, 2013.

A total of 11,000,000 shares of the Company's common stock have been issued as of March 31, 2013, 8,000,000 of these shares were issued to the sole director of the Company pursuant to a stock subscription agreement at $0.0015 per share for total proceeds of $12,000 on June 26, 2008. The remaining 3,000,000 shares of the Company's issued and outstanding common stock were issued at a price of $0.01 per share for gross proceeds of $30,000.

4. RELATED PARTY TRANSACTIONS

Jeffrey Taylor, the sole officer and director of the Company was not paid for any underwriting services that he performed on behalf of the Company with respect to the Company's S-1 prospectus offering, filed August 6, 2008.

To March 31, 2013, Jeffrey Taylor loaned the Company $35,500 for operating expenses, the loan bears no interest and has no specific terms of payment.

                            LAKE FOREST MINERALS INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements


5. GOING CONCERN

The Company has incurred net losses of approximately $79,700 for the period from June 23, 2008 (Date of Inception) through March 31, 2013 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

6. SUBSEQUENT EVENTS

On April 29, 2013 Jeffrey Taylor loaned the company and additional $2,500 for operating expenses.

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

Our financial statements from inception through the period ended March 31, 2013 report no revenues and a net loss of $79,700. Seale and Beers, Certified Public Accountants, our independent auditor, has issued an audit opinion for Lake Forest Minerals which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

We incurred operating expenses of $2,669 and $2,673 for the three month periods ended March 31, 2013 and 2012, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

We incurred operating expenses of $9,142 and $7,173 for the nine month periods ended March 31, 2013 and 2012, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss from inception (June 23, 2008) through March 31, 2013 was $79,700.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at March 31, 2013 was $1,399 with $39,099 in current liabilities. We have sold $42,000 in equity securities since inception, $12,000 from the sale of 8,000,000 shares of stock to our officer and director and $30,000 from the sale of 3,000,000 shares registered pursuant to our S-1 Registration Statement which became effective on August 18, 2008. The offering was completed on September 11, 2008.

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

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

SUBSEQUENT EVENT

On April 29, 2013 Jeffrey Taylor loaned the company and additional $2,500 for operating expenses.

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

101      Interactive data files pursuant to     To be filed by amendment
         Rule 405 of Regulation S-T

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Jeffrey Taylor                                            May 15, 2013
------------------------------------                          ------------
Jeffrey Taylor, President & Director                              Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)