Form 10-K/A
period 2013-06-30
Lake Forest Minerals Inc.
filed 2013-10-21
CIK 1441082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended June 30, 2013, filed with the Securities and Exchange Commission on August 15, 2013 (the "Form 10-K"), is solely to furnish Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

3.2      Bylaws                                      Incorporated by reference to Exhibit 3.2 to the
                                                     Company's Registration Statement on Form S-1 filed
                                                     with the SEC on August 6, 2008.

31.1     Certification of Chief Executive            Previously filed
         Officer pursuant to Section 302
         of the Sarbanes-Oxley Act of 2002.

31.2     Certification of Chief Financial            Previously filed
         Officer pursuant to Section 302
         of the Sarbanes-Oxley Act of 2002.

32       Certification of Chief Executive            Previously filed
         Officer and Chief Financial Officer
         pursuant to 18 U.S.C. Section 1350, as
         adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.

101      Interactive data files pursuant to Rule     Filed electronically herewith
         405 of Regulation S-T

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Jeffrey Taylor                                            October 21, 2013
-------------------------------------                         ----------------
Jeffrey Taylor, President & Director                                Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)