Form 10-Q
period 2014-09-30
Lake Forest Minerals Inc.
filed 2014-11-14
CIK 1441082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,000,000 shares as of November 10, 2014.

ITEM 1. FINANCIAL STATEMENTS

                            LAKE FOREST MINERALS INC.
                          (A Development Stage Company)
                                 Balance Sheets
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                   September 30,          June 30,
                                                                       2014                 2014
                                                                    ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $    1,564           $    1,090
                                                                    ----------           ----------
      Total Current Assets                                               1,564                1,090
                                                                    ----------           ----------

      Total  Assets                                                 $    1,564           $    1,090
                                                                    ==========           ==========

                                  LIABILITIES

CURRENT LIABILITIES
  Accounts payable                                                  $    4,169           $    5,768
  Due to related party                                                  56,500               51,500
                                                                    ----------           ----------
      Total Current Liabilities                                         60,669               57,268
                                                                    ----------           ----------

                              STOCKHOLDERS' EQUITY

Share Capital
  10,000,000 authorized preferred shares, par value $0.001
    nil ssued and outstanding
    75,000,000 authorized shares, par value $0.001
    11,000,000 shares issued and outstanding                            11,000               11,000
  Additional Paid-in-Capital                                            31,000               31,000
  Deficit accumulated during development stage                        (101,105)             (98,178)
                                                                    ----------           ----------
      Total Stockholders' Equity (Deficit)                             (59,105)             (56,178)
                                                                    ----------           ----------

      Total Liabilities and Stockholders' Equity                    $    1,564           $    1,090
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

                            LAKE FOREST MINERALS INC.
                          (A Development Stage Company)
                            Statements of Operations
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                                Period from
                                                                                               June 23, 2008
                                                  Three Months           Three Months        (Date of inception)
                                                     Ended                  Ended                 through
                                                  September 30,          September 30,          September 30,
                                                      2014                   2013                   2014
                                                  ------------           ------------           ------------
REVENUES:
  Revenues                                        $         --           $         --           $         --
                                                  ------------           ------------           ------------
      Total Revenues                                        --                     --                     --

EXPENSES:
  Operating Expenses
    Exploration expenses                                    --                     --                  5,000
    Impairment of mineral property                          --                     --                  7,500
    General and Adminstrative                            1,208                    880                 22,748
    Professional Fees                                    1,719                  1,760                 65,857
                                                  ------------           ------------           ------------
      Total Expenses                                     2,927                  2,640                101,105
                                                  ------------           ------------           ------------

Loss from Operations                                    (2,927)                (2,640)              (101,105)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                        --                     --
                                                  ------------           ------------           ------------

Net Loss                                          $     (2,927)          $     (2,640)          $   (101,105)
                                                  ============           ============           ============
Basic and Diluted Earnings (Loss)
 Per Common Share                                 $      (0.00)          $      (0.00)
                                                  ============           ============
Weighted Average number of Common Shares
 used in per share calculations                     11,000,000             11,000,000
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

                            LAKE FOREST MINERALS INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                                    Period from
                                                         Three Months       Three Months           June 23, 2008
                                                            Ended              Ended          (Date of inception) to
                                                         September 30,      September 30,          September 30,
                                                             2014               2013                   2014
                                                          ----------         ----------             ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                $   (2,927)        $   (2,640)            $ (101,105)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Accounts payable                                         (1,599)            (1,538)                 4,169
     Impairment of mineral property                               --                 --                  7,500
                                                          ----------         ----------             ----------
Net Cash Provided by (Used in) Operating Activities           (4,526)            (4,178)               (89,436)
                                                          ----------         ----------             ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral property option payment                                 --                 --                 (7,500)
                                                          ----------         ----------             ----------
Net Cash (Used in) Investing Activities                           --                 --                 (7,500)
                                                          ----------         ----------             ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                                    --                 --                 42,000
  Due to related party                                         5,000              4,000                 56,500
                                                          ----------         ----------             ----------
Net Cash Provided by Financing Activities                      5,000              4,000                 98,500
                                                          ----------         ----------             ----------

Net Increase (Decrease) in Cash                                  474               (178)                 1,564
                                                          ----------         ----------             ----------

Cash Balance, Beginning of Period                              1,090              1,009                     --
                                                          ----------         ----------             ----------

Cash Balance, End of Period                               $    1,564         $      831             $    1,564
                                                          ==========         ==========             ==========


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

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from June 23, 2008 (Date of Inception) through September 30, 2014 the Company had no potentially dilutive securities.

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

ADVERTISING COSTS - The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expenses as of September 30, 2014.

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

2. PROPERTY AND EQUIPMENT

As of September 30, 2014, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY

The Company has 75,000,000 common shares and 10,000,000 preferred shares authorized with a par value of $0.001 per share.

The Company has not issued any preferred shares since inception through September 30, 2014.

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

To September 30, 2014, Jeffrey Taylor loaned the Company $56,500 for operating expenses, the loan bears no interest and has no specific terms of payment.

5. GOING CONCERN

The Company has incurred net losses of approximately $101,105 for the period from June 23, 2008 (Date of Inception) through September 30, 2014 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Our financial statements from inception through the period ended September 30, 2014 report no revenues and a net loss of $101,105. Seale and Beers, Certified Public Accountants, our independent auditor, has issued an audit opinion for Lake Forest Minerals which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

We incurred operating expenses of $2,927 and $2,640 for the three month periods ended September 30, 2014 and 2013, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss from inception (June 23, 2008) through September 30, 2014 was $101,105.

As of September 30, 2014, Jeffrey Taylor, our officer and director, has loaned the Company $56,500 for operating expenses. The loan bears no interest and has no specific terms of repayment.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at September 30, 2014 was $1,564 with $60,669 in current liabilities. We have sold $42,000 in equity securities since inception, $12,000 from the sale of 8,000,000 shares of stock to our officer and director and $30,000 from the sale of 3,000,000 shares registered pursuant to our S-1 Registration Statement which became effective on August 18, 2008. The offering was completed on September 11, 2008.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures are effective, as of September 30, 2014, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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


/s/ Jeffrey Taylor                                          November 10, 2014
------------------------------------                        -----------------
Jeffrey Taylor, President & Director                              Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)