Form 10-K/A
period 2015-06-30
Lake Forest Minerals Inc.
filed 2015-09-29
CIK 1441082

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended June 30, 2015, filed with the Securities and Exchange Commission on September 28, 2015 (the "Form 10-K"), is solely to furnish Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

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


/s/ Jeffrey Taylor                                            September 29, 2015
-------------------------------------                         ------------------
Jeffrey Taylor, President & Director                                 Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)