Form 10-Q
period 2017-03-31
Lake Forest Minerals Inc.
filed 2017-05-04
CIK 1441082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  11,000,000 shares as of April 20, 2017.

ITEM 1.  FINANCIAL STATEMENTS

LAKE FOREST MINERALS INC.
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

		Audited as of
	March 31,	June 30,
	2017	2016
A S S E T S

Current Assets
Cash	$2,117	$146
Total Current Assets	2,117	146

Total Assets	$2,117	$146

L I A B I L I T I E S

Current Liabilities
Accounts payable	$5,598	$5,914
Due to related party	92,700	80,000
Total Current Liabilities	98,298	85,914

S T O C K H O L D E R S ' E Q U I T Y

Share Capital
10,000,000 authorized preferred shares, par value $0.001
nil ssued and outstanding
75,000,000 authorized shares, par value $0.001
11,000,000 shares issued and outstanding	11,000	11,000
Additional Paid-in-Capital	31,000	31,000
Deficit	(138,181)	(127,768)
Total Stockholders' Equity (Deficit)	(96,181)	(85,768)

Total Liabilities and Stockholders' Equity	$2,117	$146

The accompanying notes are an integral part of these financial statements.

LAKE FOREST MINERALS INC.
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2017	2016	2017	2016
Revenues:
Revenues	$-	$-	$-	$-
Total Revenues	-	-	-	-

Expenses:
Operating Expenses
General and Adminstrative	1,178	1,000	3,303	3,372
Professional Fees	2,039	1,789	7,110	5,346
Total Expenses	3,217	2,789	10,413	8,718

Loss from Operations	(3,217)	(2,789)	(10,413)	(8,718)

Net Loss	$(3,217)	$(2,789)	$(10,413)	$(8,718)

Basic and Diluted Earnings (Loss) Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average number of Common Shares used in per share calculations	11,000,000	11,000,000	11,000,000	11,000,000

The accompanying notes are an integral part of these financial statements.

LAKE FOREST MINERALS INC.
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2017	March 31, 2016
Cash Flows from Operating Activities:
Net Loss	$(10,413)	$(8,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable	(316)	(1,824)

Net Cash Provided by (Used in) Operating Activities	(10,729)	(10,542)

Cash Flows from Investing Activities:
Mineral property option payment	-	-
Net Cash (Used in) Investing Activities	-	-

Cash Flows from Financing Activities:
Common Stock issued for cash	-	-
Due to related party	12,700	12,000
Net Cash Provided by Financing Activities	12,700	12,000

Net Increase (Decrease) in Cash	1,971	1,458

Cash Balance, Beginning of Period	146	804

Cash Balance, End of Period	$2,117	$2,262

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

The Company’s operations have been limited to general administrative operations, initial property staking and investigation, and is considered an Exploration Stage Company in accordance with ASC 915.

Since February 22, 2010, our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a “shell” company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified operating company or business.  We have no employees and no material assets.

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

The Company has net operating loss carryover to be used for reducing future year’s taxable income. The Company has recorded a valuation allowance for the full potential tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

REVENUE RECOGNITION - The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from June 23, 2008 (Date of Inception) through March 31, 2017 the Company had no potentially dilutive securities.

LAKE FOREST MINERALS INC.
Notes to the Financial Statements

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

CASH AND CASH EQUIVALENTS – For purposes of Statements of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

ADVERTISING COSTS - The Company's policy regarding advertising is to expense advertising when incurred.  The Company had not incurred any advertising expenses as of March 31, 2017.

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

RECENT ACCOUNTING PRONOUNCEMENTS – From March 31, 2017 through the filing date of these financial statements, the FASB (Financial Accounting Standards Board) issued various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions.  Management has determined that these recent accounting pronouncements will have no impact on the financial statements of Lake Forest Minerals Inc.

2. PROPERTY AND EQUIPMENT

As of March 31, 2017, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY

The Company has 75,000,000 common shares and 10,000,000 preferred shares authorized with a par value of $0.001 per share.

The Company has not issued any preferred shares since inception through March 31, 2017.

A total of 11,000,000 shares of the Company’s common stock have been issued as of March 31, 2017, 8,000,000 of these shares were issued to the sole director of the Company pursuant to a stock subscription agreement at $0.0015 per share for total proceeds of $12,000 on June 26, 2008.  The remaining 3,000,000 shares of the Company’s issued and outstanding common stock were issued at a price of $0.01 per share for gross proceeds of $30,000.

LAKE FOREST MINERALS INC.
Notes to the Financial Statements

4. RELATED PARTY TRANSACTIONS

Jeffrey Taylor, the sole officer and director of the Company was not paid for any underwriting services that he performed on behalf of the Company with respect to the Company's S-1 prospectus offering, filed August 6, 2008.

To March 31, 2017, Jeffrey Taylor loaned the Company $92,700 for operating expenses, the loan bears no interest and has no specific terms of payment.

5. GOING CONCERN

The Company has incurred net losses of approximately $138,181 for the period from June 23, 2008 (Date of Inception) through March 31, 2017 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern.  The Company  will seek  additional  sources of capital  through the issuance  of debt or equity  financing,  but there  can be no  assurance  the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

6. SUBSEQUENT EVENTS

The Company’s management has reviewed all material subsequent events through the filing date of these financial statements in accordance with ASC 885-10, and has determined that there are no material subsequent events to report.

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

Our financial statements from inception through the period ended March 31, 2017 report no revenues and a net loss of $138,181.  AMC Auditing, LLC, our independent auditor, has issued an audit opinion for Lake Forest Minerals which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

Our plan is to seek, investigate, and consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. a merger) with a corporation, partnership, limited liability company or other operating business entity (a “Merger Target”) desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. We have no operating business, and conduct minimal operations necessary to meet regulatory requirements. Our ability to commence any operations is contingent upon obtaining adequate financial resources.  We are currently considered a “shell” company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified operating company or business. We have no employees and no material assets.

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

In evaluating a prospective target business, we will consider several factors, including the following:

–	experience and skill of management and availability of additional personnel of the target business;

–	costs associated with effecting the business combination;

–	equity interest retained by our stockholders in the merged entity;

–	growth potential of the target business;

–	capital requirements of the target business;

–	capital available to the target business;

–	stage of development of the target business;

–	proprietary features and degree of intellectual property or other protection of the target business;

–	the financial statements of the target business; and

–	the regulatory environment in which the target business operates.

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

Our shares are quoted on the Over-the-Counter Electronic Bulletin Board (OTCBB) under the symbol “LAKF”.  There has been no active trading of our securities, and, therefore, no high and low bid pricing.  As of the date of this report Lake Forest Minerals had 21 shareholders of record.  We have paid no cash dividends and have no outstanding options.

Results of Operations

We are still in our development stage and have not generated any revenue.

We incurred operating expenses of $3,217 and $2,789 for the three month periods ended March 31, 2017 and 2016, respectively.  These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

We incurred operating expenses of $10,413 and $8,718 for the nine month periods ended March 31, 2017 and 2016, respectively.  These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss from inception (June 23, 2008) through March 31, 2017 was $138,181.

As of March 31, 2017, Jeffrey Taylor, our officer and director, has loaned the Company $92,700 for operating expenses.  The loan bears no interest and has no specific terms of repayment.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

Liquidity and Capital Resources

Our cash in the bank at March 31, 2017 was $2,117 with $98,298 in current liabilities.  We have sold $42,000 in equity securities since inception, $12,000 from the sale of 8,000,000 shares of stock to our officer and director and $30,000 from the sale of 3,000,000 shares registered pursuant to our S-1 Registration Statement which became effective on August 18, 2008. The offering was completed on September 11, 2008.

Since we have no revenue or plans to generate any revenue, if our expenses exceed our cash currently on hand we will be dependent upon loans to fund losses incurred in excess of our cash.

Plan of Operation

Our plan is to seek, investigate, and consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. a merger) with a corporation, partnership, limited liability company or other operating business entity (a “Merger Target”) desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. We have no operating business, and conduct minimal operations necessary to meet regulatory requirements. Our ability to commence any operations is contingent upon obtaining adequate financial resources.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are effective, as of March 31, 2017, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

(iii)
During the Company's fiscal years ended June 30, 2016 and 2015 and the subsequent interim period from July 1, 2016 to the date of the Company’s report on Form 8-K, and in connection with the audit of the Company's financial statements for such periods, there were no disagreements between the Company and Seale & Beers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Seale & Beers, would have caused Seale & Beers to make reference to the subject matter of such disagreements in connection with its audit reports on the Company's financial statements.

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

(vi)
The Company provided Seale & Beers with a copy of the disclosures in the Company’s report on Form 8-K and requested that Seale & Beers furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not Seale & Beers agrees with the statements in this Item 4.01. A copy of the letter was filed as Exhibit 16.1 to the Company’s report on Form 8-K as filed on November 3, 2016.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit	Description	Method of Filing

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008.

3.2	Bylaws	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

101	Interactive data files pursuant to Rule 405 of Regulation S-T	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Jeffrey Taylor	May 4, 2017
Jeffrey Taylor, President & Director	Date
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer)