Form 10-K
period 2017-06-30
Lake Forest Minerals Inc.
filed 2017-09-19
CIK 1441082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

Commission file number 333-152805

Lake Forest Minerals, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-2862618
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

711 S. Carson Street, Suite 4
Carson City, NV  89701
(Address of Principal Executive Offices including Zip Code)

(206)203-4100
(Telephone Number)

Resident Agents of Nevada, Inc.
711 S. Carson Street, Suite 4
Carson City, NV 89701
(775) 882 4641
(Name, Address and Telephone Number of Agent for Service)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes ☐ No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

As of September 11, 2017, the registrant had 11,000,000 shares of common stock issued and outstanding.  No market value has been computed based upon the fact that no active trading market had been established as of September 11, 2017.

LAKE FOREST MINERALS, INC.

Part I

Item 1. Business

You should read the following summary together with the more detailed business information and the financial statements and related notes that appear elsewhere in this annual report.  In this annual report, unless the context otherwise denotes, references to “we”, “us”, “our”, “the Company”, “Lake Forest” and “Lake Forest Minerals” are to Lake Forest Minerals Inc.

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

Our financial statements from inception through the year ended June 30, 2017 report a net loss of $146,645.  AMC Auditing, LLC, our independent auditor, has issued an audit opinion for Lake Forest Minerals which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

WE DEPEND SUBSTANTIALLY UPON OUR PRESIDENT, WHOSE EXPERIENCE IS LIMITED, TO MAKE ALL MANAGEMENT DECISIONS.

Our ability to effect a merger will be dependent upon the efforts of our president, Jeffrey Taylor. Notwithstanding the importance of Mr. Taylor, we have not entered into any employment agreement or other understanding with Mr. Taylor concerning compensation or obtained any “key man” life insurance on any of his life. The loss of the services of Mr. Taylor will have a material adverse effect on achieving our business objectives and success. We will rely upon the expertise of Mr. Taylor and do not anticipate that we will hire additional personnel.

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

CURRENT STOCKHOLDERS WILL BE IMMEDIATELY AND SUBSTANTIALLY DILUTED UPON A MERGER OR BUSINESS COMBINATION.

Our Articles of Incorporation authorized the issuance of 75,000,000 shares of Common Stock. A total of 11,000,000 shares of the Company’s common stock have been issued. To the extent that additional shares of Common Stock are authorized and issued in connection with a merger or business combination, our stockholders could experience significant dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for the Common Stock and could impair our ability to raise additional capital through the sale of equity securities.

CONTROL BY EXISTING STOCKHOLDER.

Mr. Taylor beneficially owns 72% of the outstanding shares of our Common Stock. As a result, this stockholder is able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.

OUR COMMON STOCK IS A “PENNY STOCK” WHICH MAY RESTRICT THE ABILITY OF STOCKHOLDERS TO SELL OUR COMMON STOCK IN THE SECONDARY MARKET.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price, as defined, of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on a national securities exchange. Our Common Stock is not now quoted on a national exchange but is traded on FINRA’s OTC Bulletin Board (“OTCBB”). Thus, they are subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For example, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser’s written consent to the transactions prior to the purchase. Additionally, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, and current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The “penny stock” rules, may restrict the ability of our stockholders to sell our Common Stock and warrants in the secondary market.

LIQUIDITY IS LIMITED, AND WE MAY BE UNABLE TO OBTAIN LISTING OF OUR COMMON STOCK ON A MORE LIQUID MARKET.

Our Common Stock is quoted on the OTC Bulletin Board (“OTCBB”), which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq Global Market or Capital Market). There is uncertainty that we will ever be accepted for a listing on an automated quotation system or national securities exchange.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not currently own any property.  The company’s corporate documents are stored at the home of our president for no charge.  The telephone number is (206)203-4100.  The mailing address for the company is 711 S. Carson Street, Suite 4, Carson City, NV  89701.  This is the address of our resident agent in Nevada.  Due to the company’s limited capital resources and the nature of its business we determined this was the best arrangement for the company.  Management believes the current arrangement is sufficient for its needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

Item 3. Legal Proceedings

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Disclosures

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Transfer Agent

The company has retained Pacific Stock Transfer Company, 6725 Via Austi Pkwy #300, Las Vegas, NV 89119 as transfer agent.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We are still in our development stage and have not generated any revenue.

We incurred operating expenses of $18,877 and $15,312 for the years ended June 30, 2017 and 2016, respectively.  For the year ended June 30, 2017 these expenses consisted of $6,423 in general operating expenses and $12,454 in professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.  For the year ended June 30, 2016 these expenses consisted of $5,452 in general operating expenses and $9,860 in professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss from inception (June 23, 2008) through June 30, 2017 was $146,645.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

Liquidity and Capital Resources

Our cash in the bank at June 30, 2017 was $1,212 with $105,857 in current liabilities.  We have sold $42,000 in equity securities since inception, $12,000 from the sale of 8,000,000 shares of stock to our officer and director and $30,000 from the sale of 3,000,000 shares registered pursuant to our S-1 Registration Statement which became effective on August 18, 2008. The offering was completed on September 11, 2008.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory  federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	June 30, 2017	June 30, 2016

Income tax expense at statutory rate	$7,362	$5,972
Common stock issued for services	--	--
Valuation allowance	(7,362)	(5,972)
Income tax expense per books	$--	$--

Net deferred tax assets consist of the following components as of:

	June 30, 2017	June 30, 2016

NOL carryover	$57,192	$49,830
Valuation allowance	(57,192)	(49,830)
Net deferred tax asset	$--	$--

REVENUE RECOGNITION - The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from June 23, 2008 (Date of Inception) through June 30, 2017 the Company had no potentially dilutive securities.

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

ADVERTISING COSTS - The Company's policy regarding advertising is to expense advertising when incurred.  The Company had not incurred any advertising expenses as of June 30, 2017.

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

RECENT ACCOUNTING PRONOUNCEMENTS – From June 30, 2017 through the filing date of these financial statements, the FASB (Financial Accounting Standards Board) issued various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions.  Management has determined that these recent accounting pronouncements will have no impact on the financial statements of Lake Forest Minerals Inc.

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

At June 30, 2017, we had cash on hand of $1,212.  Since we have no revenue or plans to generate any revenue, if our expenses exceed our cash currently on hand we will be dependent upon loans to fund losses incurred in excess of our cash.

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

We have audited the accompanying balance sheets of Lake Forest Minerals, Inc. as of June 30, 2017 and June 30, 2016 and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended June 30, 2017.  Lake Forest Minerals, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Forest Minerals, Inc. as of June 30, 2017 and June 30, 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has no revenues, has negative working capital at June 30, 2017, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing
Las Vegas, Nevada
September 18, 2017

LAKE FOREST MINERALS INC.
Balance Sheets
(Expressed in U.S. Dollars)

	Audited as of	Audited as of
	June 30,	June 30,
	2017	2016
A S S E T S
Current Assets
Cash	$1,212	$146

Total Current Assets	1,212	146

Total Assets	$1,212	$146

L I A B I L I T I E S

Current Liabilities
Accounts payable	$8,857	$5,914
Due to related party	97,000	80,000

Total Current Liabilities	105,857	85,914

S T O C K H O L D E R S ' E Q U I T Y

Share Capital
10,000,000 authorized preferred shares, par value $0.001
nil issued and outstanding
75,000,000 authorized shares, par value $0.001
11,000,000 shares issued and outstanding	11,000	11,000
Additional Paid-in-Capital	31,000	31,000
Deficit	(146,645)	(127,768)

Total Stockholders' Equity (Deficit)	(104,645)	(85,768)

Total Liabilities and Stockholders' Equity	$1,212	$146

The accompanying notes are an integral part of these financial statements.

LAKE FOREST MINERALS INC.
Statements of Operations
(Expressed in U.S. Dollars)

	For the Year	For the Year
	Ended	Ended
	June 30, 2017	June 30, 2016
Revenues:
Revenues	$-	$-

Total Revenues	-	-

Expenses:
Operating Expenses
General and Administrative	6,423	5,452
Professional Fees	12,454	9,860

Total Expenses	18,877	15,312

Loss from Operations	(18,877)	(15,312)

Provision for Income Taxes:
Income Tax Benefit	-	-

Net Loss	$(18,877)	$(15,312)

Basic and Diluted Earnings (Loss) Per Common Share	$(0.00)	$(0.00)

Weighted Average number of Common Shares used in per share calculations	11,000,000	11,000,000

The accompanying notes are an integral part of these financial statements.

LAKE FOREST MINERALS INC.
Statements of  Stockholders' Equity
June 30, 2017
(Expressed in U.S. Dollars)

		$0.001	Paid-In	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity

Balance, June 30, 2015	11,000,000	$11,000	$31,000	$(112,456)	$(70,456)

Net Loss for the Period	-	-	-	(15,312)	(15,312)

Balance, June 30, 2016	11,000,000	11,000	31,000	(127,768)	(85,768)

Net Loss for the Period				(18,877)	(18,877)

Balance, June 30, 2017	11,000,000	$11,000	$31,000	$(146,645)	$(104,645)

The accompanying notes are an integral part of these financial statements.

LAKE FOREST MINERALS INC.
Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the Year	For the Year
	Ended	Ended
	June 30, 2017	June 30, 2016
Cash Flows from Operating Activities:
Net Loss	$(18,877)	$(15,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable	2,943	(346)
		-
Net Cash Provided by (Used in) Operating Activities	(15,934)	(15,658)

Cash Flows from Investing Activities:
Mineral property option payment	-	-

Net Cash (Used in) Investing Activities	-	-

Cash Flows from Financing Activities:
Common Stock issued for cash	-	-
Due to related party	17,000	15,000

Net Cash Provided by Financing Activities	17,000	15,000

Net Increase (Decrease) in Cash	1,066	(658)

Cash Balance, Beginning of Period	146	804

Cash Balance, End of Period	$1,212	$146

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory  federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	June 30, 2017	June 30, 2016

Income tax expense at statutory rate	$7,362	$5,972
Common stock issued for services	--	--
Valuation allowance	(7,362)	(5,972)
Income tax expense per books	$--	$--

Net deferred tax assets consist of the following components as of:

	June 30, 2017	June 30, 2016

NOL carryover	$57,192	$49,830
Valuation allowance	(57,192)	(49,830)
Net deferred tax asset	$--	$--

REVENUE RECOGNITION - The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from June 23, 2008 (Date of Inception) through June 30, 2017 the Company had no potentially dilutive securities.

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

ADVERTISING COSTS - The Company's policy regarding advertising is to expense advertising when incurred.  The Company had not incurred any advertising expenses as of June 30, 2017.

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

RECENT ACCOUNTING PRONOUNCEMENTS – From June 30, 2017 through the filing date of these financial statements, the FASB (Financial Accounting Standards Board) issued various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions.  Management has determined that these recent accounting pronouncements will have no impact on the financial statements of Lake Forest Minerals Inc.

2. PROPERTY AND EQUIPMENT

As of June 30, 2017, the Company does not own any property and/or equipment.

LAKE FOREST MINERALS INC.
Notes to the Financial Statements

3. STOCKHOLDER'S EQUITY

The Company has 75,000,000 common shares and 10,000,000 preferred shares authorized with a par value of $0.001 per share.

The Company has not issued any preferred shares since inception through June 30, 2017.

A total of 11,000,000 shares of the Company’s common stock have been issued as of June 30, 2017, 8,000,000 of these shares were issued to the sole director of the Company pursuant to a stock subscription agreement at $0.0015 per share for total proceeds of $12,000 on June 26, 2008.  The remaining 3,000,000 shares of the Company’s issued and outstanding common stock were issued at a price of $0.01 per share for gross proceeds of $30,000.

4. RELATED PARTY TRANSACTIONS

Jeffrey Taylor, the sole officer and director of the Company was not paid for any underwriting services that he performed on behalf of the Company with respect to the Company's S-1 prospectus offering, filed August 6, 2008.

To June 30, 2017, Jeffrey Taylor loaned the Company $97,000 for operating expenses, the loan bears no interest and has no specific terms of payment.

5. GOING CONCERN

The Company has incurred net losses of approximately $146,645 for the period from June 23, 2008 (Date of Inception) through June 30, 2017 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern.  The Company  will seek  additional  sources of capital  through the issuance  of debt or equity  financing,  but there  can be no  assurance  the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

6. SUBSEQUENT EVENTS

The Company’s management has reviewed all material subsequent events through the filing date of these financial statements in accordance with ASC 855-10, and has determined that there are no material subsequent events to report.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of June 30, 2017, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee & Outside Directors on the Company’s Board of Directors: We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Director, Executive Officer and Corporate Governance

The officer and director of Lake Forest Minerals, whose one year terms will expire 6/30/18, or at such a time as his successor(s) shall be elected and qualified is as follows:

Name & Address	Age	Position	Date First Elected	Term Expires

Jeffrey Taylor	49	President, Secretary,	6/24/08	6/30/17
711 S. Carson Street		Treasurer, CFO, CEO
Suite 4		& Director
Carson City, NV 89701

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

Item 11. Executive Compensation

Our current officer receives no compensation.  The current Board of Directors is comprised of Jeffrey Taylor.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Jeffrey Taylor,	2017	0	0	0	0	0	0	0	0
President,	2016	0	0	0	0	0	0	0	0
CFO & CEO	2015	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Jeffrey Taylor,	0	0	0	0	0	0	0	0	0
CEO & CFO

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Jeffrey Taylor,	0	0	0	0	0	0	0
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

For the year ended June 30, 2017 Jeffrey Taylor loaned the company $17,000 for operating expenses.  The loan balance at June 30, 2017 was $97,000; the loan bears no interest and has no specific terms of repayment.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

In June 2008 Mr. Taylor purchased 8,000,000 shares of our common stock at $0.0015 per share.  All of such shares are “restricted” securities, as that term is defined by the Securities Act of 1933, as amended, and are held by the officer and director of the Company. (See "Principal Stockholders".)

For the year ended June 30, 2017 Jeffrey Taylor loaned the company $17,000 for operating expenses.  The loan balance at June 30, 2017 was $97,000; the loan bears no interest and has no specific terms of repayment.

There are no independent directors currently serving on the Board of Directors.

Item 14. Principal Accounting Fees and Services

The total fees charged to the company for audit services were $9,750 for tax services were $Nil and for other services were $Nil during the year ended June 30, 2017.

The total fees charged to the company for audit services were $9,000, for tax services were $Nil and for other services were $Nil during the year ended June 30, 2016.

Item 15. Exhibits

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

/s/ Jeffrey Taylor	September 18, 2017
Jeffrey Taylor, President & Director	Date
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer)