Form 10-Q
period 2018-03-31
Lake Forest Minerals Inc.
filed 2018-05-02
CIK 1441082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  11,000,000 shares as of April 30, 2018.

ITEM 1.  FINANCIAL STATEMENTS

LAKE FOREST MINERALS INC.
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

		Audited as of
	March 31, 2018	June 30, 2017
A S S E T S

Current Assets
Cash	$-	$1,212
Prepaid expenses	300	-

Total Current Assets	300	1,212

Total Assets	$300	$1,212

L I A B I L I T I E S

Current Liabilities
Bank indebtedness	$595	$-
Accounts payable	3,570	8,857
Due to related party	110,000	97,000

Total Current Liabilities	114,165	105,857

S T O C K H O L D E R S ' E Q U I T Y

Share Capital
10,000,000 authorized preferred shares, par value $0.001
nil ssued and outstanding
75,000,000 authorized shares, par value $0.001
11,000,000 shares issued and outstanding	11,000	11,000
Additional Paid-in-Capital	31,000	31,000
Deficit	(155,865)	(146,645)

Total Stockholders' Equity (Deficit)	(113,865)	(104,645)

Total Liabilities and Stockholders' Equity	$300	$1,212

The accompanying notes are an integral part of these financial statements.

LAKE FOREST MINERALS INC.
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Revenues:
Revenues	$-	$-	$-	$-

Total Revenues	-	-	-	-

Expenses:
Operating Expenses
General and Adminstrative	956	1,178	3,449	3,303
Professional Fees	2,050	2,039	5,771	7,110

Total Expenses	3,006	3,217	9,220	10,413

Loss from Operations	(3,006)	(3,217)	(9,220)	(10,413)

Provision for Income Taxes:
Income Tax Benefit	-	-	-	-

Net Loss	$(3,006)	$(3,217)	$(9,220)	$(10,413)

Basic and Diluted Earnings (Loss) Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average number of Common Shares used in per share calculations	11,000,000	11,000,000	11,000,000	11,000,000

The accompanying notes are an integral part of these financial statements.

LAKE FOREST MINERALS INC.
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2018	March 31, 2017
Cash Flows from Operating Activities:
Net Loss	$(9,220)	$(10,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	(300)	-
Accounts payable	(5,287)	(316)
Net Cash Provided by (Used in) Operating Activities	(14,807)	(10,729)

Cash Flows from Investing Activities:
Mineral property option payment	-	-
Net Cash (Used in) Investing Activities	-	-

Cash Flows from Financing Activities:
Bank indebtedness	595	-
Due to related party	13,000	12,700
Net Cash Provided by Financing Activities	13,595	12,700

Net Increase (Decrease) in Cash	(1,212)	1,971

Cash Balance, Beginning of Period	1,212	146

Cash Balance, End of Period	$-	$2,117

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

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from June 23, 2008 (Date of Inception) through March 31, 2018 the Company had no potentially dilutive securities.

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

ADVERTISING COSTS - The Company's policy regarding advertising is to expense advertising when incurred.  The Company had not incurred any advertising expenses as of March 31, 2018.

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

RECENT ACCOUNTING PRONOUNCEMENTS – From March 31, 2018 through the filing date of these financial statements, the FASB (Financial Accounting Standards Board) issued various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions.  Management has determined that these recent accounting pronouncements will have no impact on the financial statements of Lake Forest Minerals Inc.

2. PROPERTY AND EQUIPMENT

As of March 31, 2018, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY

The Company has 75,000,000 common shares and 10,000,000 preferred shares authorized with a par value of $0.001 per share.

The Company has not issued any preferred shares since inception through March 31, 2018.

A total of 11,000,000 shares of the Company’s common stock have been issued as of March 31, 2018, 8,000,000 of these shares were issued to the sole director of the Company pursuant to a stock subscription agreement at $0.0015 per share for total proceeds of $12,000 on June 26, 2008.  The remaining 3,000,000 shares of the Company’s issued and outstanding common stock were issued at a price of $0.01 per share for gross proceeds of $30,000.

LAKE FOREST MINERALS INC.
Notes to the Financial Statements

4. RELATED PARTY TRANSACTIONS

Jeffrey Taylor, the sole officer and director of the Company was not paid for any underwriting services that he performed on behalf of the Company with respect to the Company's S-1 prospectus offering, filed August 6, 2008.

To March 31, 2018, Jeffrey Taylor loaned the Company $110,000 for operating expenses, the loan bears no interest and has no specific terms of payment.

5. GOING CONCERN

The Company has incurred net losses of approximately $155,865 for the period from June 23, 2008 (Date of Inception) through March 31, 2018 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern.  The Company  will seek  additional  sources of capital  through the issuance  of debt or equity  financing,  but there  can be no  assurance  the Company will be successful in accomplishing its objectives.

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

Our financial statements from inception through the period ended March 31, 2018 report no revenues and a net loss of $155,865.  AMC Auditing, LLC, our independent auditor, has issued an audit opinion for Lake Forest Minerals which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

We incurred operating expenses of $3,006 and $3,217 for the three-month periods ended March 31, 2018 and 2017, respectively.  These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

We incurred operating expenses of $9,220 and $10,413 for the nine-month periods ended March 31, 2018 and 2017, respectively.  These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss from inception (June 23, 2008) through March 31, 2018 was $155,865.

As of March 31, 2018, Jeffrey Taylor, our officer and director, has loaned the Company $110,000 for operating expenses.  The loan bears no interest and has no specific terms of repayment.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

Liquidity and Capital Resources

Our cash in the bank at March 31, 2018 was $0 with $114,165 in current liabilities.  We have sold $42,000 in equity securities since inception, $12,000 from the sale of 8,000,000 shares of stock to our officer and director and $30,000 from the sale of 3,000,000 shares registered pursuant to our S-1 Registration Statement which became effective on August 18, 2008. The offering was completed on September 11, 2008.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are effective, as of March 31, 2018, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

/s/ Jeffrey Taylor	May 1, 2018
Jeffrey Taylor, President & Director	Date
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer)