Form 10-K
period 2018-06-30
Lake Forest Minerals Inc.
filed 2018-09-06
CIK 1441082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

Large accelerated filer ☐		Accelerated filer ☐
Non-Accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☒
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

As of August 29, 2018, the registrant had 11,000,000 shares of common stock issued and outstanding.  No market value has been computed based upon the fact that no active trading market had been established as of August 29, 2018.

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

Our financial statements from inception through the year ended June 30, 2018 report a net loss of $162,202.  AMC Auditing, LLC, our independent auditor, has issued an audit opinion for Lake Forest Minerals which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

CURRENT STOCKHOLDERS WILL BE IMMEDIATELY AND SUBSTANTIALLY DILUTED UPON A MERGER OR BUSINESS COMBINATION.

Our Articles of Incorporation authorized the issuance of 75,000,000 shares of Common Stock. There are currently 11,000,000 authorized but unissued shares of Common Stock available for issuance. To the extent that additional shares of Common Stock are authorized and issued in connection with a merger or business combination, our stockholders could experience significant dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for the Common Stock and could impair our ability to raise additional capital through the sale of equity securities.

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

–	contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

–
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

–	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

–	contains a toll–free telephone number for inquiries on disciplinary actions;

–	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

–	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

–	the bid and offer quotations for the penny stock;

–	the compensation of the broker–dealer and its salesperson in the transaction;

–	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

–	monthly account statements showing the market value of each penny stock held in the customer's account.

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

We incurred operating expenses of $15,557 and $18,877 for the years ended June 30, 2018 and 2017, respectively.  For the year ended June 30, 2018 these expenses consisted of $6,621 in general operating expenses and $8,936 in professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.  For the year ended June 30, 2017 these expenses consisted of $6,423 in general operating expenses and $12,454 in professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss from inception (June 23, 2008) through June 30, 2018 was $162,202.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

Liquidity and Capital Resources

Our cash in the bank at June 30, 2018 was $1,248 with $121,450 in current liabilities.  We have sold $42,000 in equity securities since inception, $12,000 from the sale of 8,000,000 shares of stock to our officer and director and $30,000 from the sale of 3,000,000 shares registered pursuant to our S-1 Registration Statement which became effective on August 18, 2008. The offering was completed on September 11, 2008.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the following reasons:

	June 30, 2018	June 30, 2017

Income tax expense at statutory rate	$3,267	$7,362
Common stock issued for services	—	—
Valuation allowance	(3,267)	(7,362)
Income tax expense per books	$—	$—

Net deferred tax assets consist of the following components as of:

	June 30, 2018	June 30, 2017

NOL carryover	$60,459	$57,192
Valuation allowance	(60,459)	(57,192)
Net deferred tax asset	$—	$—

REVENUE RECOGNITION - The Company has no current source of revenue; therefore, the Company has not yet adopted any policy regarding the recognition of revenue or cost.

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from June 23, 2008 (Date of Inception) through June 30, 2018 the Company had no potentially dilutive securities.

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly, no stock-based compensation has been recorded to date.

CASH AND CASH EQUIVALENTS – For purposes of Statements of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

ADVERTISING COSTS - The Company's policy regarding advertising is to expense advertising when incurred.  The Company had not incurred any advertising expenses as of June 30, 2018.

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

RECENT ACCOUNTING PRONOUNCEMENTS – From June 30, 2018 through the filing date of these financial statements, the FASB (Financial Accounting Standards Board) issued various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions.  Management has determined that these recent accounting pronouncements will have no impact on the financial statements of Lake Forest Minerals Inc.

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

At June 30, 2018, we had cash on hand of $1,248.  Since we have no revenue or plans to generate any revenue, if our expenses exceed our cash currently on hand we will be dependent upon loans to fund losses incurred in excess of our cash.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lake Forest Minerals, Inc. (the “Company”) as of June 30, 2018 and June 30, 2017 and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and June 30, 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has no revenues, has negative working capital at June 30, 2018, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing
We have served as the Company’s auditor since 2009
Las Vegas, Nevada
September 5, 2018

LAKE FOREST MINERALS INC.
Balance Sheets
(Expressed in U.S. Dollars)

	Audited as of	Audited as of
	June 30, 2018	June 30, 2017
A S S E T S

Current Assets
Cash	$1,248	$1,212
Total Current Assets	1,248	1,212

Total Assets	$1,248	$1,212

L I A B I L I T I E S

Current Liabilities
Accounts payable	$5,450	$8,857
Due to related party	116,000	97,000
Total Current Liabilities	121,450	105,857

S T O C K H O L D E R S ' E Q U I T Y

Share Capital
10,000,000 authorized preferred shares, par value $0.001 nil ssued and outstanding
75,000,000 authorized shares, par value $0.001
11,000,000 shares issued and outstanding	11,000	11,000
Additional Paid-in-Capital	31,000	31,000
Deficit	(162,202)	(146,645)
Total Stockholders' Equity (Deficit)	(120,202)	(104,645)

Total Liabilities and Stockholders' Equity	$1,248	$1,212

The accompanying notes are an integral part of these financial statements.

LAKE FOREST MINERALS INC.
Statements of Operations
(Expressed in U.S. Dollars)

	For the Year	For the Year
	Ended	Ended
	June 30, 2018	June 30, 2017
Revenues:
Revenues	$-	$-

Total Revenues	-	-

Expenses:
Operating Expenses
General and Adminstrative	6,621	6,423
Professional Fees	8,936	12,454

Total Expenses	15,557	18,877

Loss from Operations	(15,557)	(18,877)

Provision for Income Taxes:
Income Tax Benefit	-	-

Net Loss	$(15,557)	$(18,877)

Basic and Diluted Earnings (Loss) Per Common Share	$(0.00)	$(0.00)

Weighted Average number of Common Shares used in per share calculations	11,000,000	11,000,000

The accompanying notes are an integral part of these financial statements.

LAKE FOREST MINERALS INC.
Statements of Stockholders' Equity
June 30, 2018
(Expressed in U.S. Dollars)

		$0.001	Paid-In	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity

Balance, June 30, 2016	11,000,000	$11,000	$31,000	$(127,768)	$(85,768)

Net Loss for the Period				(18,877)	(18,877)

Balance, June 30, 2017	11,000,000	11,000	31,000	(146,645)	(104,645)

Net Loss for the Period	-	-	-	(15,557)	(15,557)

Balance, June 30, 2018	11,000,000	$11,000	$31,000	$(162,202)	$(120,202)

The accompanying notes are an integral part of these financial statements.

LAKE FOREST MINERALS INC.
Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the Year	For the Year
	Ended	Ended
	June 30, 2018	June 30, 2017
Cash Flows from Operating Activities:
Net Loss	$(15,557)	$(18,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable	(3,407)	2,943

Net Cash Provided by (Used in) Operating Activities	(18,964)	(15,934)

Cash Flows from Investing Activities:
Mineral property option payment	-	-
		-
Net Cash (Used in) Investing Activities	-	-

Cash Flows from Financing Activities:
Due to related party	19,000	17,000

Net Cash Provided by Financing Activities	19,000	17,000

Net Increase (Decrease) in Cash	36	1,066

Cash Balance, Beginning of Period	1,212	146

Cash Balance, End of Period	$1,248	$1,212

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

LAKE FOREST MINERALS INC.
Notes to the Financial Statements

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the following reasons:

	June 30, 2018	June 30, 2017

Income tax expense at statutory rate	$3,267	$7,362
Common stock issued for services	—	—
Valuation allowance	(3,267)	(7,362)
Income tax expense per books	$—	$—

Net deferred tax assets consist of the following components as of:

	June 30, 2018	June 30, 2017

NOL carryover	$60,459	$57,192
Valuation allowance	(60,459)	(57,192)
Net deferred tax asset	$—	$—

REVENUE RECOGNITION - The Company has no current source of revenue; therefore, the Company has not yet adopted any policy regarding the recognition of revenue or cost.

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from June 23, 2008 (Date of Inception) through June 30, 2018 the Company had no potentially dilutive securities.

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly, no stock-based compensation has been recorded to date.

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

LAKE FOREST MINERALS INC.
Notes to the Financial Statements

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ADVERTISING COSTS - The Company's policy regarding advertising is to expense advertising when incurred.  The Company had not incurred any advertising expenses as of June 30, 2018.

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

RECENT ACCOUNTING PRONOUNCEMENTS – From June 30, 2018 through the filing date of these financial statements, the FASB (Financial Accounting Standards Board) issued various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions.  Management has determined that these recent accounting pronouncements will have no impact on the financial statements of Lake Forest Minerals Inc.

2. PROPERTY AND EQUIPMENT

As of June 30, 2018, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY

The Company has 75,000,000 common shares and 10,000,000 preferred shares authorized with a par value of $0.001 per share.

The Company has not issued any preferred shares since inception through June 30, 2018.

LAKE FOREST MINERALS INC.
Notes to the Financial Statements

3. STOCKHOLDER’S EQUITY (continued)

A total of 11,000,000 shares of the Company’s common stock have been issued as of June 30, 2018, 8,000,000 of these shares were issued to the sole director of the Company pursuant to a stock subscription agreement at $0.0015 per share for total proceeds of $12,000 on June 26, 2008.  The remaining 3,000,000 shares of the Company’s issued and outstanding common stock were issued at a price of $0.01 per share for gross proceeds of $30,000.

4. RELATED PARTY TRANSACTIONS

Jeffrey Taylor, the sole officer and director of the Company was not paid for any underwriting services that he performed on behalf of the Company with respect to the Company's S-1 prospectus offering, filed August 6, 2008.

To June 30, 2018, Jeffrey Taylor loaned the Company $116,000 for operating expenses, the loan bears no interest and has no specific terms of payment.

5. GOING CONCERN

The Company has incurred net losses of approximately $162,202 for the period from June 23, 2008 (Date of Inception) through June 30, 2018 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of June 30, 2018, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Director, Executive Officer and Corporate Governance

The officer and director of Lake Forest Minerals, whose one year terms will expire 6/30/19, or at such a time as his successor(s) shall be elected and qualified is as follows:

Name & Address	Age	Position	Date First Elected	Term Expires

Jeffrey Taylor	50	President, Secretary,	6/24/08	6/30/19
711 S. Carson Street		Treasurer, CFO, CEO
Suite 4		& Director
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

Item 11. Executive Compensation

Our current officer receives no compensation.  The current Board of Directors is comprised of Jeffrey Taylor.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Jeffrey Taylor,	2018	0	0	0	0	0	0	0	0
President,	2017	0	0	0	0	0	0	0	0
CFO & CEO	2016	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Jeffrey Taylor,	0	0	0	0	0	0	0	0	0
CEO & CFO

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Jeffrey Taylor,	0	0	0	0	0	0	0
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

For the year ended June 30, 2018 Jeffrey Taylor loaned the company $19,000 for operating expenses.  The loan balance at June 30, 2018 was $116,000; the loan bears no interest and has no specific terms of repayment.

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

For the year ended June 30, 2018 Jeffrey Taylor loaned the company $19,000 for operating expenses.  The loan balance at June 30, 2018 was $116,000; the loan bears no interest and has no specific terms of repayment.

There are no independent directors currently serving on the Board of Directors.

Item 14. Principal Accounting Fees and Services

The total fees charged to the company for audit services were $8,000 for tax services were $Nil and for other services were $Nil during the year ended June 30, 2018.

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

/s/ Jeffrey Taylor	September 6, 2018
Jeffrey Taylor, President & Director	Date
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer)