Form 10-Q
period 2019-03-31
Lake Forest Minerals Inc.
filed 2019-05-15
CIK 1441082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]  NO [   ]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered

Common	LAKF	OTCBB

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  11,000,000 shares as of April 30, 2019.

ITEM 1. FINANCIAL STATEMENTS

LAKE FOREST MINERALS INC.
Balance Sheets
(Expressed in U.S. Dollars)

	March 31, 2019	June 30, 2018
	(Unaudited)
A S S E T S

Current Assets
Cash	$3,495	$1,248

Total Assets	$3,495	$1,248

L I A B I L I T I E S

Current Liabilities
Accounts payable	$4,048	$5,450
Due to related party	133,500	116,000
Total Current Liabilities	$137,548	$121,450

S T O C K H O L D E R S ' D E F I C I T

Stockholders' Deficit
75,000,000 authorized common shares, par value $0.001 11,000,000 shares issued and outstanding	$11,000	$11,000
Additional Paid-in-Capital	31,000	31,000
Accumulated Deficit	(176,053)	(162,202)
Total Stockholders' Deficit	(134,053)	(120,202)

Total Liabilities and Stockholders' Deficit	$3,495	$1,248

The accompanying notes are an integral part of these condensed financial statements.

LAKE FOREST MINERALS INC.
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Expenses:
Operating Expenses
General and Adminstrative	$1,129	$956	$5,178	$3,449
Professional Fees	2,200	2,050	8,673	5,771
Total Expenses	3,329	3,006	13,851	9,220

Loss from Operations	(3,329)	(3,006)	(13,851)	(9,220)

Provision for Income Taxes:
Income Tax Benefit	-	-	-	-

Net Loss	$(3,329)	$(3,006)	$(13,851)	$(9,220)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average number of Common Shares used in per share calculations	11,000,000	11,000,000	11,000,000	11,000,000

The accompanying notes are an integral part of these condensed financial statements.

LAKE FOREST MINERALS INC.
Statements of Stockholders' Equity
March 31, 2019
(Expressed in U.S. Dollars)
(Unaudited)

Nine Month Period Ended March 31, 2018

		$0.001	Paid-In	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity

Balance, June 30, 2017	11,000,000	$11,000	$31,000	$(146,645)	$(104,645)

Net Loss for the Period	-	-	-	(3,006)	(3,006)

Balance, September 30, 2017	11,000,000	11,000	31,000	(149,651)	(107,651)

Net Loss for the Period	-	-	-	(3,208)	(3,208)

Balance, December 31, 2017	11,000,000	11,000	31,000	(152,859)	(110,859)

Net Loss for the Period	-	-	-	(3,006)	(3,006)

Balance, March 31, 2018	11,000,000	$11,000	$31,000	$(155,865)	$(113,865)

Nine Month Period Ended March 31, 2019

		$0.001	Paid-In	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity

Balance, June 30, 2018	11,000,000	$11,000	$31,000	$(162,202)	$(120,202)

Net Loss for the Period	-	-	-	(6,215)	(6,215)

Balance, September 30, 2018	11,000,000	11,000	31,000	(168,417)	(126,417)

Net Loss for the Period	-	-	-	(4,307)	(4,307)

Balance, December 31, 2018	11,000,000	11,000	31,000	(172,724)	(130,724)

Net Loss for the Period	-	-	-	(3,329)	(3,329)

Balance, March 31, 2019	11,000,000	$11,000	$31,000	$(176,053)	$(134,053)

The accompanying notes are an integral part of these condensed financial statements.

LAKE FOREST MINERALS INC.
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2019	March 31, 2018
Cash Flows from Operating Activities:
Net Loss	$(13,851)	$(9,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	-	(300)
Accounts payable	(1,402)	(5,287)
Net Cash Used in Operating Activities	(15,253)	(14,807)

Cash Flows from Investing Activities:
Net Cash (Used in) Investing Activities	-	-

Cash Flows from Financing Activities:
Bank indebtedness	-	595
Due to related party	17,500	13,000
Net Cash Provided by Financing Activities	17,500	13,595

Net Increase (Decrease) in Cash	2,247	(1,212)

Cash Balance, Beginning of Period	1,248	1,212

Cash Balance, End of Period	$3,495	$-

The accompanying notes are an integral part of these condensed financial statements.

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

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from June 23, 2008 (Date of Inception) through March 31, 2019 the Company had no potentially dilutive securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS –During the nine months ended March 31, 2019, the FASB (Financial Accounting Standards Board) issued various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions.  Management has determined that these recent accounting pronouncements will have no impact on the financial statements of Lake Forest Minerals Inc.

2. PROPERTY AND EQUIPMENT

As of March 31, 2019, the Company does not own any property and/or equipment.

LAKE FOREST MINERALS INC.
Notes to the Financial Statements

3. STOCKHOLDER'S EQUITY

The Company has 75,000,000 common shares and 10,000,000 preferred shares authorized with a par value of $0.001 per share.

The Company has not issued any preferred shares since inception through March 31, 2019.

4. RELATED PARTY TRANSACTIONS

Jeffrey Taylor, the sole officer and director of the Company was not paid for any underwriting services that he performed on behalf of the Company with respect to the Company's S-1 prospectus offering, filed August 6, 2008.

To March 31, 2019, Jeffrey Taylor loaned the Company $133,500 for operating expenses, the loan bears no interest and has no specific terms of payment.

5. GOING CONCERN

The Company has incurred net losses of approximately $176,053 for the period from June 23, 2008 (Date of Inception) through March 31, 2019 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern.  The Company will seek  additional  sources of capital  through the issuance  of debt or equity  financing,  but there  can be no  assurance  the Company will be successful in accomplishing its objectives.

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

Our financial statements from inception through the period ended March 31, 2019 report no revenues and a net loss of $176,053.  Our independent auditor, has issued an audit opinion for Lake Forest Minerals for the year ended June 30, 2018, which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

We incurred operating expenses of $3,329 and $3,006 for the three-month periods ended March 31, 2019 and 2018, respectively.  These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

We incurred operating expenses of $13,851 and $9,220 for the nine-month periods ended March 31, 2019 and 2018, respectively.  These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss from inception (June 23, 2008) through March 31, 2019 was $176,053.

As of March 31, 2019, Jeffrey Taylor, our officer and director, has loaned the Company $133,500 for operating expenses.  The loan bears no interest and has no specific terms of repayment.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

Liquidity and Capital Resources

Our cash in the bank at March 31, 2019 was $3,495 with $137,548 in current liabilities.  We have sold $42,000 in equity securities since inception, $12,000 from the sale of 8,000,000 shares of stock to our officer and director and $30,000 from the sale of 3,000,000 shares registered pursuant to our S-1 Registration Statement which became effective on August 18, 2008. The offering was completed on September 11, 2008.

Since we have no revenue or plans to generate any revenue, if our expenses exceed our cash currently on hand, we will be dependent upon loans to fund losses incurred in excess of our cash.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are effective, as of March 31, 2019, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 5. OTHER INFORMATION

Change in Registrant’s Certifying Accountant

(i) AMC Auditing, LLC ("AMC"), the independent registered public accounting firm of Lake Forest Minerals, Inc. (the "Company"), announced effective February 1, 2019, that AMC was acquired by a new auditing firm, Prager Metis CPA’s LLC (“Prager”), and that all of the employees of AMC were joining Prager.

(ii) As a result, effective April 10, 2019, AMC resigned as the Company's independent registered public accounting firm. The Company's Board of Directors engaged Prager to serve as the Company's independent registered public accounting firm effective April 10, 2019.

(iii) The reports of AMC on the financial statements of the Company as of and for the fiscal years ended June 30, 2018 and June 30, 2017, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

(iv) During the Company's fiscal years ended June 30, 2018 and June 30, 2017 and the subsequent interim period from June 30, 2018 to the date of this report, and in connection with the audit of the Company's financial statements for such periods, there were no disagreements between the Company and AMC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of AMC, would have caused AMC to make reference to the subject matter of such disagreements in connection with its audit reports on the Company's financial statements.

(v) During the Company's fiscal years ended June 30, 2018 and June 30, 2017, and the subsequent interim period from June 30, 2018 to the date of this report, there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K.

(vi) During the Company's fiscal years June 30, 2018 and June 30, 2017, and the subsequent interim period from June 30, 2018 to the date of this report, the Company did not consult with Prager regarding any of the matters set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

(vii) The Company provided AMC with a copy of the disclosures in their report on Form 8-K and requested that AMC furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not AMC agrees with the statements in this Item 4.01. A copy of the letter was filed as Exhibit 16.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 11, 2019.

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

/s/ Jeffrey Taylor	May 14, 2019
Jeffrey Taylor, President & Director	Date
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer)