Form 10-K
period 2019-06-30
Lake Forest Minerals Inc.
filed 2019-09-06
CIK 1441082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

☒ ☐
Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the years ended June 30, 2019

Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission file number 333-152805

Lake Forest Minerals, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-2862618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

711 S. Carson Street, Suite 4, Carson City, NV	89701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 203-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. ☐  Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒  Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for completing with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)  ☐ Yes  ☒ No

As of December 31, 2018, the last day of registrant’s second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the price at which the common equity was last sold prior to December 31, 2018, was approximately $30,000.  For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has fled all documents and reports required to be fled by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confrmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 5, 2019, the registrant had 11,000,000 shares of common stock issued and outstanding.  No market value has been computed based upon the fact that no active trading market had been established as of September 5, 2019.

DOCUMENTS INCORPORATED BY REFERENCE
None.

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

Our financial statements from inception through the year ended June 30, 2019 report a net loss of $184,867.  Our independent auditor, has issued an audit opinion for Lake Forest Minerals which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

Item 1A. Risk Factors

Not required for Smaller Reporting Companies.

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

We incurred operating expenses of $22,665 and $15,557 for the years ended June 30, 2019 and 2018, respectively.  For the year ended June 30, 2019 these expenses consisted of $8,717 in general operating expenses and $13,948 in professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.  For the year ended June 30, 2018 these expenses consisted of $6,621 in general operating expenses and $8,936 in professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.   The increase in operating expenses during the year ended June 30, 2019 was due to an increase in fees for preparation and filing of our periodic reports and transfer agent fees.

Our net loss from inception (June 23, 2008) through June 30, 2019 was $184,867.

Our auditors expressed their doubt about our ability to continue as a going concern.  The Company has incurred net losses of approximately $184,867 for the period from June 23, 2008 (Date of Inception) through June 30, 2019 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources

Our cash in the bank at June 30, 2019 was $0 with $142,947 in current liabilities.  We have sold $42,000 in equity securities since inception, $12,000 from the sale of 8,000,000 shares of stock to our officer and director and $30,000 from the sale of 3,000,000 shares registered pursuant to our S-1 Registration Statement which became effective on August 18, 2008. The offering was completed on September 11, 2008. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.  The director of the company will continue to loan the Company funds to pay for operating expenses until additional financing is secured.

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

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from June 23, 2008 (Date of Inception) through June 30, 2019 the Company had no potentially dilutive securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS – During the year ended June 30, 2019, the FASB (Financial Accounting Standards Board) issued various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions.  Management has determined that these recent accounting pronouncements will have no impact on the financial statements of Lake Forest Minerals Inc.

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

At June 30, 2019, we had no cash on hand.  Since we have no revenue or plans to generate any revenue, if our expenses exceed our cash currently on hand we will be dependent upon loans to fund losses incurred in excess of our cash.

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Lake Forest Minerals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Lake Forest Minerals, Inc. (the “Company”) as of June 30, 2019, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended June 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019, and the results of its operations and its cash flows for the year ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has no revenues, has negative working capital at June 30, 2019, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2019
Basking Ridge, New Jersey
September 5, 2019

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lake Forest Minerals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Lake Forest Minerals, Inc. (the “Company”) as of June 30, 2018 and the related statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of its operations and its cash flows for the year ended June 30, 2018 in conformity with accounting principles generally accepted in the United States of America.

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
September 5, 2018

LAKE FOREST MINERALS INC.
Balance Sheets

	June 30, 2019	June 30, 2018
A S S E T S
Current Assets
Cash	$-	$1,248
Prepaid expenses	80	-

Total Current Assets	$80	$1,248

L I A B I L I T I E S

Current Liabilities
Bank overdraft	$722	$-
Accounts payable	7,725	5,450
Due to related party	134,500	116,000

Total Current Liabilities	142,947	121,450

S T O C K H O L D E R S ' D E F I C I T

Stockholders' Deficit
Preferred shares, 10,000,000 authorized, par value $0.001 nil issued and outstanding
Common shares, 75,000,000 authorized shares, par value $0.001
11,000,000 shares issued and outstanding	11,000	11,000
Additional paid-in-Capital	31,000	31,000
Accumulated Deficit	(184,867)	(162,202)
Total Stockholders' Deficit	(142,867)	(120,202)

Total Liabilities and Stockholders' Deficit	$80	$1,248

The accompanying notes are an integral part of these financial statements.

LAKE FOREST MINERALS INC.
Statements of Operations

	For the Year	For the Year
	Ended	Ended
	June 30, 2019	June 30, 2018
Expenses:
General and Adminstrative	$8,717	$6,621
Professional Fees	13,948	8,936
Total Expenses	22,665	15,557

Loss from Operations before provision for income taxes	(22,665)	(15,557)

Provision for income taxes

Net Loss	$(22,665)	$(15,557)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average number of Common Shares used in per share calculations	11,000,000	11,000,000

The accompanying notes are an integral part of these financial statements.

LAKE FOREST MINERALS INC.
Statements of  Stockholders' Deficit
For the Years Ended June 30, 2019 and June 30, 2018

		$0.001	Paid-In	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit

Balance, June 30, 2017	11,000,000	$11,000	$31,000	$(146,645)	$(104,645)

Net Loss for the Year	-	-	-	(15,557)	(15,557)

Balance, June 30, 2018	11,000,000	11,000	31,000	(162,202)	(120,202)

Net Loss for the Year	-	-	-	(22,665)	(22,665)

Balance, June 30, 2019	11,000,000	$11,000	$31,000	$(184,867)	$(142,867)

The accompanying notes are an integral part of these financial statements.

LAKE FOREST MINERALS INC.
Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	June 30, 2019	June 30, 2018
Cash Flows from Operating Activities:
Net Loss	$(22,665)	$(15,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	(80)	-
Accounts payable	2,275	(3,407)
		-
Net Cash Used in Operating Activities	(20,470)	(18,964)

Cash Flows from Investing Activities:
	-	-
Net Cash (Used in) Investing Activities	-	-

Cash Flows from Financing Activities:
Bank overdraft	722	-
Due to related party	18,500	19,000
Net Cash Provided by Financing Activities	19,222	19,000

Net Increase (Decrease) in Cash	(1,248)	36

Cash Balance, Beginning of Year	1,248	1,212

Cash Balance, End of Year	$-	$1,248

Interest Paid	$-	$-

Taxes Paid	$-	$-

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

All adjustments necessary for fair statement of the results for the periods have been made and all adjustments are of a normal recurring nature.

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

LAKE FOREST MINERALS INC.
Notes to the Financial Statements

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the following reasons:

	June 30, 2019	June 30, 2018

Income tax expense at statutory rate	$4,760	$3,267
Valuation allowance	(4,760)	(3,267)
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	June 30, 2019	June 30, 2018

NOL carryover	$65,219	$60,459
Valuation allowance	(65,219)	(60,459)
Net deferred tax asset	$-	$-

REVENUE RECOGNITION - The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the years ended June 30, 2019 and 2018 the Company had no potentially dilutive securities.

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

LAKE FOREST MINERALS INC.
Notes to the Financial Statements

RECENT ACCOUNTING PRONOUNCEMENTS – During the year ended June 30, 2019, the FASB (Financial Accounting Standards Board) issued various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions.  Management has determined that these recent accounting pronouncements will have no impact on the financial statements of Lake Forest Minerals Inc.

2. PROPERTY AND EQUIPMENT

As of June 30, 2019, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S DEFICIT

The Company has 75,000,000 common shares and 10,000,000 preferred shares authorized with a par value of $0.001 per share.

The Company has 11,000,000 common shares issued and outstanding at June 30, 2019.

The Company has not issued any preferred shares as of June 30, 2019.

4. RELATED PARTY TRANSACTIONS

To June 30, 2019, the sole officer and director of the Company advanced the Company $134,500 for operating expenses, the advance bears no interest and has no specific terms of payment.

5. GOING CONCERN

The Company has incurred net losses of approximately $184,867 for the period from June 23, 2008 (Date of Inception) through June 30, 2019 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity  financing,  but there  can be no  assurance  the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

6. SUBSEQUENT EVENTS

The Company’s management has reviewed all material subsequent events through the date these financial statements were issued in accordance with ASC 855-10, and has determined that there are no material subsequent events to report.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of June 30, 2019, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Director, Executive Officer and Corporate Governance

The officer and director of Lake Forest Minerals, whose one year terms will expire 6/30/19, or at such a time as his successor(s) shall be elected and qualified is as follows:

Name & Address	Age	Position	Date First Elected	Term Expires

Jeffrey Taylor	51	President, Secretary,	6/24/08	6/30/20
711 S. Carson Street		Treasurer, CFO, CEO
Suite 4		& Director
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

Item 11.  Executive Compensation

Our current officer receives no compensation.  The current Board of Directors is comprised of Jeffrey Taylor.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Jeffrey Taylor,	2019	0	0	0	0	0	0	0	0
President,	2018	0	0	0	0	0	0	0	0
CFO & CEO	2017	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Jeffrey Taylor,	0	0	0	0	0	0	0	0	0
CEO & CFO

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Jeffrey Taylor,	0	0	0	0	0	0	0
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

For the year ended June 30, 2019 Jeffrey Taylor loaned the company $18,500 for operating expenses.  The loan balance at June 30, 2019 was $134,500; the loan bears no interest and has no specific terms of repayment.

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

For the year ended June 30, 2019 Jeffrey Taylor loaned the company $18,500 for operating expenses.  The loan balance at June 30, 2019 was $134,500; the loan bears no interest and has no specific terms of repayment.

There are no independent directors currently serving on the Board of Directors.

Item 14. Principal Accounting Fees and Services

The total fees charged to the company for audit services were $8,000 for tax services were $Nil and for other services were $Nil during the year ended June 30, 2019.

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

/s/ Jeffrey Taylor	September 5, 2019
Jeffrey Taylor, President & Director	Date
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer)