Form 10-Q
period 2019-09-30
Lake Forest Minerals Inc.
filed 2019-11-06
CIK 1441082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

Commission file number 333-152805

LAKE FOREST MINERALS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	26-2862618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

711 S. Carson Street, Suite 4 Carson City, NV	89701
(Address of principal executive offices)	(Zip Code)

(206) 203-4100
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered

Common	LAKF	OTCBB

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-Accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be fled by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 11,000,000 shares as of October 22, 2019.

ITEM 1. FINANCIAL STATEMENTS

LAKE FOREST MINERALS INC.
Balance Sheets

	September 30, 2019	June 30, 2019
	(Unaudited)
A S S E T S

Current Assets
Cash	$44	$-
Prepaid expenses	-	80

Total Current Assets	$44	$80

L I A B I L I T I E S

Current Liabilities
Bank overdraft	$-	$722
Accounts payable	6,367	7,725
Due to related party	142,465	134,500
Total Current Liabilities	148,832	142,947

S T O C K H O L D E R S ' D E F I C I T

Stockholders' Deficit
Preferred Shares 10,000,000 authorized, par value $0.001
nil ssued and outstanding
Common Shares 75,000,000 authorized shares, par value $0.001
11,000,000 shares issued and outstanding	11,000	11,000
Additional Paid-in-Capital	31,000	31,000
Accumulated Deficit	(190,788)	(184,867)
Total Stockholders' Deficit	(148,788)	(142,867)

Total Liabilities and Stockholders' Deficit	$44	$80

The accompanying notes are an integral part of these condensed financial statements.

LAKE FOREST MINERALS INC.
Statements of Operations
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2019	September 30, 2018
Expenses:
Operating Expenses
General and Adminstrative	$2,423	$2,092
Professional Fees	3,498	4,123
Total Expenses	5,921	6,215

Loss from Operations before income taxes	(5,921)	(6,215)

Provision for income taxes	-	-

Net Loss	$(5,921)	$(6,215)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average number of Common Shares used in per share calculations	11,000,000	11,000,000

The accompanying notes are an integral part of these condensed financial statements.

LAKE FOREST MINERALS INC.
Statements of  Stockholders' Deficit
September 30, 2019
(Unaudited)

	Three Month Period Ended September 30, 2018

		$0.001	Paid-In	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit

Balance, June 30, 2018	11,000,000	$11,000	$31,000	$(162,202)	$(120,202)

Net Loss for the Period	-	-	-	(6,215)	(6,215)

Balance, September 30, 2018	11,000,000	$11,000	$31,000	$(168,417)	$(126,417)

	Three Month Period Ended September 30, 2019

		$0.001	Paid-In	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit

Balance, June 30, 2019	11,000,000	$11,000	$31,000	$(184,867)	$(142,867)

Net Loss for the Period	-	-	-	(5,921)	(5,921)

Balance, September 30, 2019	11,000,000	$11,000	$31,000	$(190,788)	$(148,788)

The accompanying notes are an integral part of these condensed financial statements.

LAKE FOREST MINERALS INC.
Statements of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2019	September 30, 2018
Cash Flows from Operating Activities:
Net Loss	$(5,921)	$(6,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	80	-
Accounts payable	(1,358)	(996)
Net Cash Used in Operating Activities	(7,199)	(7,211)

Net Cash (Used in) Investing Activities	-	-

Cash Flows from Financing Activities:
Bank overdraft	(722)	-
Due to related party	7,965	7,500
Net Cash Provided by Financing Activities	7,243	7,500

Net Increase in Cash	44	289

Cash Balance, Beginning of Period	-	1,248

Cash Balance, End of Period	$44	$1,537

Interest Paid	$-	$-

Taxes Paid	$-	$-

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

The accompanying unaudited financial information as of and for the three months ended September 30, 2019 and 2018 has been prepared in accordance with GAAP in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the financial statements include all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented. The results of operations for the three months ended September 30, 2019 are not necessarily indicative of the operating results for the full fiscal year ending June 30, 2020. These unaudited interim financial statements have been prepared following accounting principles consistent with those used in the annual audited financial statements and should be read in conjunction with the annual audited financial statements for the year ended June 30, 2019 filed with the SEC on September 6, 2019. The condensed balance sheet at June 30, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

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

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the three months ended September 30, 2019 and September 30, 2018 the Company had no potentially dilutive securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS – During the three months ended September 30, 2019, the FASB (Financial Accounting Standards Board) issued various Accounting Standards Updates relating to the treatment and recording of certain

LAKE FOREST MINERALS INC.
Notes to the Financial Statements

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

accounting transactions. Management has determined that these recent accounting pronouncements will have no impact on the financial statements of Lake Forest Minerals Inc.

2. PROPERTY AND EQUIPMENT

As of September 30, 2019, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S DEFICIT

The Company has 75,000,000 common shares and 10,000,000 preferred shares authorized with a par value of $0.001 per share.

The Company has 11,000,000 common shares issued and outstanding at September 30, 2019.

The Company has not issued any preferred shares since inception through September 30, 2019.

4. RELATED PARTY TRANSACTIONS

To September 30, 2019, the sole officer and director of the Company advanced the Company $142,465 for operating expenses, the advance bears no interest and has no specific terms of payment.

5. GOING CONCERN

The Company has incurred net losses of approximately $190,788 for the period from June 23, 2008 (Date of Inception) through September 30, 2019 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern from the date of this filing.  Management's plans include to find an operating entity and seek additional sources of capital through the issuance of debt or equity  financing,  but there  can be no  assurance  the Company will be successful in accomplishing its objectives.

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

General Information

Lake Forest Minerals was incorporated in the State of Nevada on June 23, 2008.  We are a exploration stage company with no revenues or operating history.

We have sold $42,000 in equity securities since inception, $12,000 from the sale of 8,000,000 shares of stock to our officer and director and $30,000 from the sale of 3,000,000 shares registered pursuant to our S-1 Registration Statement which became effective on August 18, 2008. The offering was completed on September 11, 2008.

Our financial statements from inception through the period ended September 30, 2019 report no revenues and a net loss of $190,788. This raises substantial doubt as to our ability to continue as a going concern.

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

As a result of our limited resources, unless and until additional financing is obtained, we expect to have sufficient proceeds to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

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

We incurred operating expenses of $5,921 and $6,215 for the three-month periods ended September 30, 2019 and 2018, respectively.  These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss from inception (June 23, 2008) through September 30, 2019 was $190,788.

As of September 30, 2019, Jeffrey Taylor, our officer and director, has loaned the Company $142,465 for operating expenses.  The loan bears no interest and has no specific terms of repayment.

The Company has incurred net losses of approximately $190,788 for the period from June 23, 2008 (Date of Inception) through September 30, 2019 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

Liquidity and Capital Resources

Our cash in the bank at September 30, 2019 was $44 with $148,832 in current liabilities.  We have sold $42,000 in equity securities since inception, $12,000 from the sale of 8,000,000 shares of stock to our officer and director and $30,000 from the sale of 3,000,000 shares registered pursuant to our S-1 Registration Statement which became effective on August 18, 2008.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are ineffective, as of September 30, 2019, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

/s/ Jeffrey Taylor	November 6, 2019
Jeffrey Taylor, President & Director	Date
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer)