Form 10-Q
period 2019-12-31
Lake Forest Minerals Inc.
filed 2020-02-14
CIK 1441082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2019

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,000,000 shares as of February 14, 2020.

ITEM 1. FINANCIAL STATEMENTS

LAKE FOREST MINERALS INC.

Condensed Balance Sheets

	December 31,	June 30,
	2019	2019
	(Unaudited)
ASSETS
Current Assets
Cash	$1,065	$-
Prepaid expenses	-	80

Total Current Assets	$1,065	$80

LIABILITIES
Current Liabilities

Bank overdraft	$-	$722
Accounts payable	5,573	7,725
Due to related party	149,445	134,500

Total Current Liabilities	155,018	142,947

STOCKHOLDERS' DEFICIT

Stockholders' Deficit
Preferred Shares 10,000,000 authorized, par value $0.001 nil issued and outstanding as of December 31, 2019 and June 30, 2019
Common Shares 75,000,000 authorized shares, par value $0.001 11,000,000 shares issued and outstanding as of December 31, 2019 and June 30, 2019	11,000	11,000
Additional Paid-in-Capital	31,000	31,000
Accumulated Deficit	(195,953)	(184,867)

Total Stockholders' Deficit	(153,953)	(142,867)

Total Liabilities and Stockholders' Deficit	$1,065	$80

The accompanying notes are an integral part of these condensed financial statements.

LAKE FOREST MINERALS INC.
Condensed Statements of Operations
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	December 31,
	2019	2018	2019	2018
Expenses:

Operating Expenses

General and Adminstrative	$2,425	$1,957	$5,163	$4,049

Professional Fees	2,740	2,350	5,923	6,473

Total Expenses	5,165	4,307	11,086	10,522

Loss from Operations before income taxes	(5,165)	(4,307)	(11,086)	(10,522)

Provision for income taxes	-		-

Net Loss	$(5,165)	$(4,307)	$(11,086)	$(10,522)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average number of Common Shares used in per share calculations	11,000,000	11,000,000	11,000,000	11,000,000

The accompanying notes are an integral part of these condensed financial statements.

LAKE FOREST MINERALS INC.

Condensed Statements of Stockholders' Deficit

December 31, 2019

(Unaudited)

Three and Six Month Period Ended December 31, 2018

	Common Shares	$0.001 Par Value	Paid-In Capital	Accumulated Deficit	Stockholders' Deficit

Balance, June 30, 2018	11,000,000	$11,000	$31,000	$(162,202)	$(120,202)

Net Loss for the Period	-	-	-	(6,215)	(6,215)

Balance, September 30, 2018	11,000,000	11,000	31,000	(168,417)	(126,417)

Net Loss for the Period	-	-	-	(4,307)	(4,307)

Balance, December 31, 2018	11,000,000	11,000	31,000	(172,724)	(130,724)

Three and Six Month Period Ended December 31, 2019

	Common Shares	$0.001 Par Value	Paid-In Capital	Accumulated Deficit	Stockholders' Deficit

Balance, June 30, 2019	11,000,000	$11,000	$31,000	$(184,867)	$(142,867)

Net Loss for the Period	-	-	-	(5,921)	(5,921)

Balance, September 30, 2019	11,000,000	11,000	31,000	(190,788)	(148,788)

Net Loss for the Period	-	-	-	(5,165)	(5,165)

Balance, December 31, 2019	11,000,000	11,000	31,000	(195,953)	(153,953)

The accompanying notes are an integral part of these condensed financial statements.

LAKE FOREST MINERALS INC.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31, 2019	Six Months Ended December 31, 2018

Cash Flows from Operating Activities:

Net Loss	$(11,086)	$(10,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	80	-
Accounts payable	(2,152)	(1,821)

Net Cash Used in Operating Activities	(13,158)	(12,343)

Cash Flows from Investing Activities:

Net Cash (Used in) Investing Activities	-	-

Cash Flows from Financing Activities:

Bank overdraft	(722)	-
Due to related party	14,945	17,500
Net Cash Provided by Financing Activities	14,223	17,500

Net Increase in Cash	1,065	5,157

Cash Balance, Beginning of Period	-	1,248

Cash Balance, End of Period	$1,065	$6,405

Interest Paid	$-	$-

Taxes Paid	$-	$-

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

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the six months ended December 31, 2019 and December 31, 2018 the Company had no potentially dilutive securities.

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

LAKE FOREST MINERALS INC.

Notes to the Financial Statements

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS – During the six months ended December 31, 2019, the FASB (Financial Accounting Standards Board) issued various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. Management has determined that these recent accounting pronouncements will have no impact on the financial statements of Lake Forest Minerals Inc.

2. PROPERTY AND EQUIPMENT

As of December 31, 2019, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S DEFICIT

The Company has 75,000,000 common shares and 10,000,000 preferred shares authorized with a par value of $0.001 per share.

The Company has 11,000,000 common shares issued and outstanding at December 31, 2019.

The Company has not issued any preferred shares since inception through December 31, 2019.

4. RELATED PARTY TRANSACTIONS

To December 31, 2019, the sole officer and director of the Company advanced the Company $149,445 for operating expenses, the advance bears no interest and has no specific terms of payment.

5. GOING CONCERN

The Company has incurred net losses of approximately $195,953 for the period from June 23, 2008 (Date of Inception) through December 31, 2019 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of this filing. Management plans include seeking additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Our financial statements from inception through the period ended December 31, 2019 report no revenues and a net loss of $195,953. This raises substantial doubt as to our ability to continue.

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

We incurred operating expenses of $5,165 and $4,307 for the three-month periods ended December 31, 2019 and 2018, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

We incurred operating expenses of $11,086 and $10,522 for the six-month periods ended December 31, 2019 and 2018, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss from inception (June 23, 2008) through December 31, 2019 was $195,953.

As of December 31 2019, Jeffrey Taylor, our officer and director, has loaned the Company $149,445 for operating expenses. The loan bears no interest and has no specific terms of repayment.

The Company has incurred net losses of approximately $195,953 for the period from June 23, 2008 (Date of Inception) through December 31, 2019 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

Liquidity and Capital Resources

Our cash in the bank at December 31, 2019 was $1,065 with $155,018 in current liabilities, which is comprised of $5,573 in accounts payable and $149,445 due to a related party. We have sold $42,000 in equity securities since inception, $12,000 from the sale of 8,000,000 shares of stock to our officer and director and $30,000 from the sale of 3,000,000 shares registered pursuant to our S-1 Registration Statement which became effective on August 18, 2008. The offering was completed on September 11, 2008.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are ineffective, as of December 31, 2019, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Date: February 14, 2020	/s/ Jeffrey Taylor
Jeffrey Taylor,
President & Director
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer)

