Form 10-Q
period 2020-03-31
Lake Forest Minerals Inc.
filed 2020-05-05
CIK 1441082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,000,000 shares as of May 4, 2020.

ITEM 1.  FINANCIAL STATEMENTS

LAKE FOREST MINERALS INC.
Condensed Balance Sheets

	March 31,	June 30,
	2020	2019
	(Unaudited)
ASSETS
Current Assets
Cash	$1,557	$-
Prepaid expenses	-	80

Total Current Assets	$1,557	$80

LIABILITI ES

Current Liabilities

Bank overdraft	$-	$722
Accounts payable	7,171	7,725
Due to related party	152,425	134,500

Total Current Liabilities	159,596	142,947

STOCKHOLDERS' DEFICIT

Stockholders' Deficit
Preferred Shares 10,000,000 authorized, par value $0.001 nil issued and outstanding as of March 31, 2020 and June 30, 2019	-	-
Common Shares 75,000,000 authorized shares, par value $0.001 11,000,000 shares issued and outstanding as of March 31, 2020 and June 30, 2019	11,000	11,000
Additional Paid-in-Capital	31,000	31,000
Accumulated Deficit	(200,039)	(184,867)

Total Stockholders' Deficit	(158,039)	(142,867)

Total Liabilities and Stockholders' Deficit	$1,557	$80

The accompanying notes are an integral part of these condensed financial statements.

LAKE FOREST MINERALS INC.
Condensed Statements of Operations
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019

Expenses:

Operating Expenses

General and Adminstrative	$1,736	$1,129	$6,899	$5,178

Professional Fees	2,350	2,200	8,273	8,673

Total Expenses	4,086	3,329	15,172	13,851

Loss from Operations before income taxes	(4,086)	(3,329)	(15,172)	(13,851)

Provision for income taxes	-	-	-	-
		-		-
Net Loss	$(4,086)	$(3,329)	$(15,172)	$(13,851)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average number of Common Shares	11,000,000	11,000,000	11,000,000	11,000,000

The accompanying notes are an integral part of these condensed financial statements.

LAKE FOREST MINERALS INC.

Condensed Statements of Stockholders' Deficit

March 31, 2020

(Unaudited)

Three and Nine Month Period Ended March 31, 2020

		$0.001	Paid-In	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit

Balance, June 30, 2019	11,000,000	$11,000	$31,000	$(184,867)	$(142,867)

Net Loss for the Period	-	-	-	(5,921)	(5,921)

Balance, September 30, 2019	11,000,000	11,000	31,000	(190,788)	(148,788)

Net Loss for the Period	-	-	-	(5,165)	(5,165)

Balance, December 31, 2019	11,000,000	11,000	31,000	(195,953)	(153,953)

Net Loss for the Period	-	-	-	(4,086)	(4,086)

Balance, March 31, 2020	11,000,000	$11,000	$31,000	$(200,039)	$(158,039)

Three and Nine Month Period Ended March 31, 2019

		$0.001	Paid-In	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit

Balance, June 30, 2018	11,000,000	$11,000	$31,000	$(162,202)	$(120,202)

Net Loss for the Period	-	-	-	(6,215)	(6,215)

Balance, September 30, 2018	11,000,000	11,000	31,000	(168,417)	(126,417)

Net Loss for the Period	-	-	-	(4,307)	(4,307)

Balance, December 31, 2018	11,000,000	11,000	31,000	(172,724)	(130,724)

Net Loss for the Period	-	-	-	(3,329)	(3,329)

Balance, March 31, 2019	11,000,000	$11,000	$31,000	$(176,053)	$(134,053)

The accompanying notes are an integral part of these condensed financial statements.

LAKE FOREST MINERALS INC.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2020	March 31, 2019

Cash Flows from Operating Activities:

Net Loss	$(15,172)	$(13,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	80	-
Accounts payable	(554)	(1,402)
		-
Net Cash Used in Operating Activities	(15,646)	(15,253)

Cash Flows from Financing Activities:

Bank overdraft	(722)	-
Due to related party	17,925	17,500
Net Cash Provided by Financing Activities	17,203	17,500

Net Increase in Cash	1,557	2,247

Cash Balance, Beginning of Period	-	1,248

Cash Balance, End of Period	$1,557	$3,495

Interest Paid	$-	$-

Taxes Paid	$-	$-

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

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the three and nine months ended March 31, 2020 and March 31, 2019 the Company had no potentially dilutive securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS – During the nine months ended March 31, 2020, the FASB (Financial Accounting Standards Board) issued various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. Management has determined that these recent accounting pronouncements will have no impact on the financial statements of Lake Forest Minerals Inc.

LAKE FOREST MINERALS INC.

Notes to the Financial Statements

2. STOCKHOLDER'S DEFICIT

The Company has 75,000,000 common shares and 10,000,000 preferred shares authorized with a par value of $0.001 per share.

The Company has 11,000,000 common shares issued and outstanding at March 31, 2020 and 2019.

The Company has not issued any preferred shares since inception through March 31, 2020.

3. RELATED PARTY TRANSACTIONS

Through March 31, 2020, the sole officer and director of the Company advanced the Company $152,425 for operating expenses, the advance bears no interest and has no specific terms of payment.

4. GOING CONCERN

The Company has incurred net losses of approximately $200,039 for the period from June 23, 2008 (Date of Inception) through March 31, 2020 and has, commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern within one year of the issuance date of this filing.  Management plans include seeking additional sources of capital through the issuance of debt or equity financing,  but there  can be no  assurance  the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

5. SUBSEQUENT EVENTS

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

Our financial statements from inception through the period ended March 31, 2020 report no revenues and a net loss of $200,039.  This raises substantial doubt as to our ability to continue.

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

We incurred operating expenses of $4,086 and $3,329 for the three-month periods ended March 31, 2020 and 2019, respectively.  These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

We incurred operating expenses of $15,172 and $13,851 for the nine-month periods ended March 31, 2020 and 2019, respectively.  These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss from inception (June 23, 2008) through March 31, 2020 was $200,039.

As of March 31 2020, Jeffrey Taylor, our officer and director, has loaned the Company $152,425 for operating expenses.  The loan bears no interest and has no specific terms of repayment.

The Company has incurred net losses of approximately $200,039 for the period from June 23, 2008 (Date of Inception) through March 31, 2020 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

Liquidity and Capital Resources

Our cash in the bank at March 31, 2020 was $1,557 with $159,596 in current liabilities, which is comprised of $7,171 in accounts payable and $152,425 due to a related party.  We have sold $42,000 in equity securities since inception, $12,000 from the sale of 8,000,000 shares of stock to our officer and director and $30,000 from the sale of 3,000,000 shares registered pursuant to our S-1 Registration Statement which became effective on August 18, 2008. The offering was completed on September 11, 2008.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are ineffective, as of March 31, 2020, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 5. OTHER INFORMATION

None.

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS.

Exhibit	Description	Method of Filing

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008.

3.2	Bylaws	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

101	Interactive data files pursuant to Rule 405 of Regulation S-T	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2020	By:	/s/ Jeffrey Taylor
Jeffrey Taylor
President & Director
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

