Form 10-K
period 2020-06-30
Lake Forest Minerals Inc.
filed 2020-09-08
CIK 1441082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

Commission file number 333-152805

Lake Forest Minerals, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-2862618
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

711 S. Carson Street, Suite 4

Carson City, NV 89701

(Address of Principal Executive Offices including Zip Code)

(206)203-4100

(Telephone Number)

Resident Agents of Nevada, Inc.

711 S. Carson Street, Suite 4

Carson City, NV 89701

(775) 882 4641

(Name, Address and Telephone Number of Agent for Service)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	LAKF	OTC Bulletin Board

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

As of December 31, 2019, the last day of registrant’s second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the price at which the common equity was last sold prior to December 31, 2019, was approximately $30,000.For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 4, 2020, the registrant had 11,000,000 shares of common stock issued and outstanding.  No market value has been computed based upon the fact that no active trading market had been established as of September 4, 2020.

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

Our financial statements from inception through the year ended June 30, 2020 report a net loss of $211,378, this raises substantial doubt as to our ability to continue as a going concern.

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

Item 1A. Risk Factors

Not required for Smaller Reporting Companies.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not currently own any property. The company’s corporate documents are stored at the home of our president for no charge.The telephone number is (206)203-4100. The mailing address for the company is 711 S. Carson Street, Suite 4, Carson City, NV 89701. This is the address of our resident agent in Nevada. Due to the company’s limited capital resources and the nature of its business we determined this was the best arrangement for the company.Management believes the current arrangement is sufficient for its needs at this time.

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

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act.Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

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

We incurred operating expenses of $26,511 and $22,665 for the years ended June 30, 2020 and 2019, respectively. For the year ended June 30, 2020 these expenses consisted of $12,238 in general operating expenses and $14,273 in professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. For the year ended June 30, 2019 these expenses consisted of $8,717 in general operating expenses and $13,948 in professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. The increase in operating expenses during the year ended June 30, 2020 was due to an increase in fees for preparation and filing of our periodic reports and transfer agent fees.

Our net loss from inception (June 23, 2008) through June 30, 2020 was $211,378.

The Company has incurred net losses of approximately $211,378 for the period from June 23, 2008 (Date of Inception) through June 30, 2020 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources

Our cash in the bank at June 30, 2020 was $1,347 with $170,725 in current liabilities. We have sold $42,000 in equity securities since inception, $12,000 from the sale of 8,000,000 shares of stock to our officer and director and $30,000 from the sale of 3,000,000 shares registered pursuant to our S-1 Registration Statement which became effective on August 18, 2008. The offering was completed on September 11, 2008. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives. The director of the company will continue to loan the Company funds to pay for operating expenses until additional financing is secured.

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

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from June 23, 2008 (Date of Inception) through June 30, 2020 the Company had no potentially dilutive securities.

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan and has not granted any stock options.Accordingly, no stock-based compensation has been recorded to date.

CASH AND CASH EQUIVALENTS – For purposes of Statements of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

RECENT ACCOUNTING PRONOUNCEMENTS – During the year ended June 30, 2020, the FASB (Financial Accounting Standards Board) issued various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. Management has determined that these recent accounting pronouncements will have no impact on the financial statements of Lake Forest Minerals Inc.

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

At June 30, 2020, we had $1,347 in cash on hand. Since we have no revenue or plans to generate any revenue, if our expenses exceed our cash currently on hand we will be dependent upon loans to fund losses incurred in excess of our cash.

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

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Lake Forest Minerals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lake Forest Minerals, Inc. (the Company) as of June 30, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has no revenues, has negative working capital at June 30, 2020, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2019.

Las Vegas, Nevada

September 4, 2020

LAKE FOREST MINERALS INC.
Balance Sheets

A S S E T S

	June 30,	June 30,
	2020	2019

Current Assets
Cash	$1,347	$-
Prepaid expenses	-	80
Total Current Assets	$1,347	$80

Total Assets	$1,347	$80

L I A B I L I T I E S

Current Liabilities

Bank overdraft	$-	$722
Accounts payable	13,320	7,725
Due to related party	157,405	134,500
Total Current Liabilities	170,725	142,947

S T O C K H O L D E R S' D E F I C I T
Stockholders' Deficit
Preferred Shares 10,000,000 authorized, par value $0.001 nil issued and outstanding as of June 30, 2020 and 2019	$-	$-
Common Shares 75,000,000 authorized shares, par value $0.001 11,000,000 shares issued and outstanding as of June 30, 2020 and 2019	11,000	11,000
Additional Paid-in-Capital	31,000	31,000
Accumulated Deficit	(211,378)	(184,867)
Total Stockholders' Deficit	(169,378)	(142,867)
Total Liabilities and Stockholders' Deficit	$1,347	$80

The accompanying notes are an integral part of these financial statements.

LAKE FOREST MINERALS INC.
Statements of Operations

	For the Year	For the Year
	Ended	Ended
	June 30,	June 30,
	2020	2019
Revenue:

Total Revenue	$-	$-

Expenses:

Operating Expenses

General and Administrative	$12,238	$8,717

Professional Fees	14,273	13,948

Total Expenses	26,511	22,665

Loss from Operations before income taxes	(26,511)	(22,665)

Provision for income taxes	-	-
		-
Net Loss	$(26,511)	$(22,665)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average number of Common Shares used in per share calculations	11,000,000	11,000,000

The accompanying notes are an integral part of these financial statements.

LAKE FOREST MINERALS INC.
Statements of Stockholders' Deficit
For the Years Ended June 30, 2020 and June 30, 2019

		Common	Paid-In	Accumulated	Stockholders'
	Shares	Shares	Capital	Deficit	Deficit

Balance, June 30, 2018	11,000,000	$11,000	$31,000	$(162,202)	$(120,202)

Net Loss for the Year	-	-	-	(22,665)	(22,665)

Balance, June 30, 2019	11,000,000	11,000	31,000	(184,867)	(142,867)

Net Loss for the Year	-	-	-	(26,511)	(26,511)

Balance, June 30, 2020	11,000,000	$11,000	$31,000	$(211,378)	$(169,378)

The accompanying notes are an integral part of these financial statements.

LAKE FOREST MINERALS INC.
Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	June 30, 2020	June 30, 2019
Cash Flows from Operating Activities:

Net Loss	$(26,511)	$(22,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	80	(80)
Accounts payable	5,595	2,275

Net Cash Used in Operating Activities	(20,836)	(20,470)

Cash Flows from Financing Activities:
Bank overdraft	(722)	722
Due to related party	22,905	18,500
Net Cash Provided by Financing Activities	22,183	19,222

Net Increase (Decrease) in Cash	1,347	(1,248)

Cash Balance, Beginning of Year	-	1,248

Cash Balance, End of Year	$1,347	$-

Interest Paid	$-	$-

Taxes Paid	$-	$-

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

As of June 30, 2020, and 2019 the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations.

LAKE FOREST MINERALS INC.

Notes to the Financial Statements

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

REVENUE RECOGNITION - The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the years ended June 30, 2020 and June 30, 2019 the Company had no potentially dilutive securities.

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly, no stock-based compensation has been recorded to date.

CASH AND CASH EQUIVALENTS – For purposes of Statements of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.  The Company maintains a cash balance at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.

RECENT ACCOUNTING PRONOUNCEMENTS – During the year ended June 30, 2020, the FASB (Financial Accounting Standards Board) issued various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. Management has determined that these recent accounting pronouncements will have no impact on the financial statements of Lake Forest Minerals Inc.

2.  INCOME TAX

The Company accounts for income taxes under ASC 740, “Income Taxes”, which requires use of the liability method. ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 21% to income before provision for income taxes. The sources and tax effects of the differences are as follows at June 30, 2020 and 2019:

	2020	2019
Effective Tax Rate Reconciliation:
Federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	0.0%	0.0%
Change in valuation allowance	(21.0)%	(21.0)%
Effective tax rate	0.0%	0.0%

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	June 30, 2020	June 30, 2019
NOL carryover	$70,786	$65,219
Valuation allowance	(70,786)	(65,219)
Net deferred tax asset	$-	$-

As of June 30, 2020, the Company has a net operating loss carryforward of approximately $211,000 for tax purposes, which it expects to be available to offset future taxable income. If not used, the portion of the carryforward for tax years prior to 2018 will expire between 2028 and 2037. The carryforward for tax years after 2018 can be carried forward indefinitely and can offset up to 80% of taxable income. Management has provided a full valuation allowance of all deferred tax assets relating to net operating loss carryforwards as of June 30, 2020. The availability of this operating loss to offset future earnings may be limited under the change of control provisions of Internal Revenue Code Section 381. For the years ended June 30, 2020 and 2019, the valuation allowance increased by approximately $5,567 and $4,760, respectively.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of June 30, 2020, and 2019 the Company has no unrecognized uncertain tax positions, including interest and penalties.

LAKE FOREST MINERALS INC.

Notes to the Financial Statements

3. STOCKHOLDER DEFICIT

The Company has 75,000,000 common shares and 10,000,000 preferred shares authorized with a par value of $0.001 per share.

The Company has 11,000,000 common shares issued and outstanding at June 30, 2020 and 2019.

The Company has not issued any preferred shares since inception through June 30, 2020.

4. RELATED PARTY TRANSACTIONS

Through June 30, 2020, the sole officer and director of the Company advanced the Company $157,405 for operating expenses, the advance bears no interest and has no specific terms of payment.

5. GOING CONCERN

The Company has incurred net losses of approximately $211,378 for the period from June 23, 2008 (Date of Inception) through June 30, 2020 and has, commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern within one year of the issuance date of this filing.  Management’s plans include seeking additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Item 9. Changes in and Disagreements with Accountants on Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of June 30, 2020, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Director, Executive Officer and Corporate Governance

The officer and director of Lake Forest Minerals, whose one year terms will expire 6/30/21, or at such a time as his successor(s) shall be elected and qualified is as follows:

Name & Address	Age	Position	Date First Elected	Term Expires

Jeffrey Taylor	52	President, Secretary, Treasurer,	6/24/08	6/30/21
711 S. Carson Street Suite 4 Carson City, NV 89701		CFO, CEO & Director

The foregoing person is a promoter of Lake Forest Minerals Inc., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

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

Item 11. Executive Compensation

Our current officer receives no compensation. The current Board of Directors is comprised of Jeffrey Taylor.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compen-sation	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings	All Other Compen-sation	Total
Jeffrey Taylor,	2020	0	0	0	0	0	0	0	0
President,	2019	0	0	0	0	0	0	0	0
CFO & CEO	2018	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Jeffrey Taylor, CEO & CFO	0	0	0	0	0	0	0	0	0

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jeffrey Taylor, Director	0	0	0	0	0	0	0

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

For the year ended June 30, 2020 Jeffrey Taylor loaned the company $22,905 for operating expenses. The loan balance at June 30, 2020 was $157,405; the loan bears no interest and has no specific terms of repayment.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information on the ownership of Lake Forest Minerals voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this annual report:

Name of Beneficial Owner(1)	No. of Shares	Percentage of Ownership

Jeffrey Taylor, 711 S. Carson Street Suite 4 Carson City, NV 89701	8,000,000	72%

All Officers and Directors as a Group	8,000,000	72%

__________

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

For the year ended June 30, 2020 Jeffrey Taylor loaned the company $22,905 for operating expenses. The loan balance at June 30, 2020 was $157,405; the loan bears no interest and has no specific terms of repayment.

There are no independent directors currently serving on the Board of Directors.

Item 14. Principal Accounting Fees and Services

The total fees charged to the company for audit services were $11,023, for tax services were $Nil and for other services were $Nil during the year ended June 30, 2020.

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

September 4, 2020	/s/ Jeffrey Taylor
Jeffrey Taylor,
President & Director
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer)

