Form 10-Q
period 2020-09-30
Lake Forest Minerals Inc.
filed 2020-10-28
CIK 1441082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☐	Emerging growth company	☒
(Do not check if a smaller reporting company)		Smaller reporting company	☒

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,000,000 shares as of October 27, 2020.

ITEM 1. FINANCIAL STATEMENTS

LAKE FOREST MINERALS INC.

Condensed Balance Sheets

A S S E T S

	September 30,	June 30,
	2020	2020
	(Unaudited)
Current Assets
Cash	$825	$1,347

Total Current Assets	825	1,347

Total Assets	$825	$1,347

L I A B I L I T I E S

Current Liabilities

Accounts payable	$7,788	$13,320
Due to related party	167,405	157,405

Total Current Liabilities	175,193	170,725

S T O C K H O L D E R S ' D E F I C I T

Stockholders' Deficit
Preferred Shares 10,000,000 authorized, par value $0.001 nil	$-	$-
issued and outstanding as of September 30, 2020 and June 30, 2020
Common Shares 75,000,000 authorized shares, par value $0.001
11,000,000 shares issued and outstanding as of September 30, 2020
and June 30, 2020	11,000	11,000
Additional Paid-in-Capital	31,000	31,000
Accumulated Deficit	(216,368)	(211,378)

Total Stockholders' Deficit	(174,368)	(169,378)

Total Liabilities and Stockholders' Deficit	$825	$1,347

The accompanying notes are an integral part of these condensed financial statements.

LAKE FOREST MINERALS INC.

Condensed Statements of Operations

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,
	2020	2019

Revenues:

Revenues	$-	$-

Expenses:

Operating Expenses

General and Administrative	2,512	2,423

Professional Fees	2,478	3,498

Total Expenses	4,990	5,921

Loss from Operations before income taxes	(4,990)	(5,921)

Provision for income taxes	-	-
		-
Net Loss	$(4,990)	$(5,921)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average number of Common Shares used in per share calculations	11,000,000	11,000,000

The accompanying notes are an integral part of these condensed financial statements.

LAKE FOREST MINERALS INC.

Condensed Statements of Stockholders' Deficit

September 30, 2020

(Unaudited)

	Three Month Period Ended September 30, 2020

		$0.001	Paid-In	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit

Balance, June 30, 2020	11,000,000	$11,000	$31,000	$(211,378)	$(169,378)

Net Loss for the Period	-	-	-	(4,990)	(4,990)

Balance, September 30, 2020	11,000,000	$11,000	$31,000	$(216,368)	$(174,368)

	Three Month Period Ended September 30, 2019

		$0.001	Paid-In	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit

Balance, June 30, 2019	11,000,000	$11,000	$31,000	$(184,867)	$(142,867)

Net Loss for the Period	-	-	-	(5,921)	(5,921)

Balance, September 30, 2019	11,000,000	$11,000	$31,000	$(190,788)	$(148,788)

The accompanying notes are an integral part of these condensed financial statements.

LAKE FOREST MINERALS INC.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2020	September 30, 2019

Cash Flows from Operating Activities:

Net Loss	$(4,990)	$(5,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	-	80
Accounts payable	(5,532)	(1,358)

Net Cash Used in Operating Activities	(10,522)	(7,199)

Cash Flows from Financing Activities:

Bank overdraft	-	(722)
Due to related party	10,000	7,965
Net Cash Provided by Financing Activities	10,000	7,243

Net Increase (Decrease) in Cash	(522)	44

Cash Balance, Beginning of Period	1,347	-

Cash Balance, End of Period	$825	$44

Interest Paid	$-	$-

Taxes Paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

LAKE FOREST MINERALS INC.

Notes to the Financial Statements

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND HISTORY - Lake Forest Minerals Inc., a Nevada corporation, (hereinafter referred to as the “Company” or “Lake Forest Minerals”) was incorporated in the State of Nevada on June 23, 2008. The Company was formed to engage in the acquisition, exploration and development of natural resource properties of merit.

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

YEAR END - The Company’s fiscal year end is June 30.

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

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the three months ended September 30, 2020 and September 30, 2019 the Company had no potentially dilutive securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS – During the three months ended September 30, 2020, the FASB (Financial Accounting Standards Board) issued various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. Management has determined that these recent accounting pronouncements will have no impact on the financial statements of Lake Forest Minerals Inc.

2. STOCKHOLDER’S DEFICIT

The Company has 75,000,000 common shares and 10,000,000 preferred shares authorized with a par value of $0.001 per share.

The Company has 11,000,000 common shares issued and outstanding at September 30, 2020 and June 30, 2020.

The Company has not issued any preferred shares since inception through September 30, 2020.

LAKE FOREST MINERALS INC.

Notes to the Financial Statements

3. RELATED PARTY TRANSACTIONS

Through September 30, 2020, the sole officer and director of the Company advanced the Company $167,405 for operating expenses, the advance bears no interest and has no specific terms of payment.

4. GOING CONCERN

The Company has incurred net losses of approximately $216,368 for the period from June 23, 2008 (Date of Inception) through September 30, 2020 and has commenced limited operations, raising substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of this filing. Management’s plans include seeking additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

5. SUBSEQUENT EVENTS

The Company’s management has reviewed all material subsequent events through the date these financial statements were issued in accordance with ASC 855-10, and has determined that there are no material subsequent events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Our financial statements from inception through the period ended September 30, 2020 report no revenues and a net loss of $216,368. This raises substantial doubt as to our ability to continue as a going concern.

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

We incurred operating expenses of $4,990 and $5,921 for the three-month periods ended September 30, 2020 and 2019, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss from inception (June 23, 2008) through September 30, 2020 was $216,368.

As of September 30, 2020, Jeffrey Taylor, our officer and director, has loaned the Company $167,405 for operating expenses. The loan bears no interest and has no specific terms of repayment.

Liquidity and Capital Resources

Our cash in the bank at September 30, 2020 was $825 with $175,193 in current liabilities, which is comprised of $7,788 in accounts payable and $167,405 due to a related party. We have sold $42,000 in equity securities since inception, $12,000 from the sale of 8,000,000 shares of stock to our officer and director and $30,000 from the sale of 3,000,000 shares registered pursuant to our S-1 Registration Statement which became effective on August 18, 2008. The offering was completed on September 11, 2008.

The Company has incurred net losses of approximately $216,368 for the period from June 23, 2008 (Date of Inception) through September 30, 2020 and has commenced limited operations, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are ineffective, as of September 30, 2020, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

/s/ Jeffrey Taylor	October 27, 2020
Jeffrey Taylor, President & Director	Date
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

