Form 10-Q
period 2020-12-31
Lake Forest Minerals Inc.
filed 2021-01-29
CIK 1441082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,000,000 shares as of January 28, 2021.

ITEM 1. FINANCIAL STATEMENTS

LAKE FOREST MINERALS INC.

Condensed Balance Sheets

	December 31,	June 30,
	2020	2020
	(Unaudited)
ASSETS
Current Assets
Cash	$1,949	$1,347

Total Current Assets	1,949	1,347

Total Assets	$1,949	$1,347

LIABILITIES

Current Liabilities

Accounts payable	$6,965	$13,320
Due to related party	172,385	157,405

Total Current Liabilities	179,350	170,725

STOCKHOLDERS ‘ DEFICIT

Stockholders’ Deficit
Preferred Shares 10,000,000 authorized, par value $0.001 nil issued and outstanding as of December 31, 2020 and June 30, 2020	$-	$-
Common Shares 75,000,000 authorized shares, par value $0.001 11,000,000 shares issued and outstanding as of December 31, 2020 and June 30, 2020	11,000	11,000
Additional Paid-in-Capital	31,000	31,000
Accumulated Deficit	(219,401)	(211,378)

Total Stockholders’ Deficit	(177,401)	(169,378)

Total Liabilities and Stockholders’ Deficit	$1,949	$1,347

The accompanying notes are an integral part of these condensed financial statements.

LAKE FOREST MINERALS INC.

Condensed Statements of Operations

(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019

Expenses:

Operating Expenses

General and Adminstrative	$683	$2,425	$3,195	$5,163

Professional Fees	2,350	2,740	4,828	5,923

Total Expenses	3,033	5,165	8,023	11,086

Loss from Operations before income taxes	(3,033)	(5,165)	(8,023)	(11,086)

Provision for income taxes	-	-	-	-

Net Loss	$(3,033)	$(5,165)	$(8,023)	$(11,086)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average number of Common Shares used in per share calculations	11,000,000	11,000,000	11,000,000	11,000,000

The accompanying notes are an integral part of these condensed financial statements.

LAKE FOREST MINERALS INC.

Condensed Statements of Stockholders’ Deficit

December 31, 2020

(Unaudited)

	Three and Six Month Period Ended December 31, 2020

		$0.001	Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit

Balance, June 30, 2020	11,000,000	$11,000	$31,000	$(211,378)	$(169,378)

Net Loss for the Period	-	-	-	(4,990)	(4,990)

Balance, September 30, 2020	11,000,000	11,000	31,000	(216,368)	(174,368)

Net Loss for the Period	-	-	-	(3,033)	(3,033)

Balance, December 31, 2020	11,000,000	$11,000	$31,000	$(219,401)	$(177,401)

	Three and Six Month Period Ended December 31, 2019

		$0.001	Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit

Balance, June 30, 2019	11,000,000	$11,000	$31,000	$(184,867)	$(142,867)

Net Loss for the Period	-	-	-	(5,921)	(5,921)

Balance, September 30, 2019	11,000,000	11,000	31,000	(190,788)	(148,788)

Net Loss for the Period	-	-	-	(5,165)	(5,165)

Balance, December 31, 2019	11,000,000	$11,000	$31,000	$(195,953)	$(153,953)

The accompanying notes are an integral part of these condensed financial statements.

LAKE FOREST MINERALS INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	December 31, 2020	December 31, 2019

Cash Flows from Operating Activities:

Net Loss	$(8,023)	$(11,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	-	80
Accounts payable	(6,355)	(2,152)

Net Cash Used in Operating Activities	(14,378)	(13,158)

Cash Flows from Financing Activities:

Bank overdraft	-	(722)
Due to related party	14,980	14,945
Net Cash Provided by Financing Activities	14,980	14,223

Net Increase in Cash	602	1,065

Cash Balance, Beginning of Period	1,347	-

Cash Balance, End of Period	$1,949	$1,065

Interest Paid	$-	$-

Taxes Paid	$-	$-

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

NET LOSS PER COMMON SHARE - Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the three and six months ended December 31, 2020 and December 31, 2019 the Company had no potentially dilutive securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS – During the six months ended December 31, 2020, the FASB (Financial Accounting Standards Board) issued various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. Management has determined that these recent accounting pronouncements will have no impact on the financial statements of Lake Forest Minerals Inc.

2. STOCKHOLDER’S DEFICIT

The Company has 75,000,000 common shares and 10,000,000 preferred shares authorized with a par value of $0.001 per share.

The Company has 11,000,000 common shares issued and outstanding at December 31, 2020 and 2019.

The Company has not issued any preferred shares since inception through December 31, 2020.

LAKE FOREST MINERALS INC.

Notes to the Financial Statements

3. RELATED PARTY TRANSACTIONS

Through December 31, 2020, the sole officer and director of the Company advanced the Company $172,385 for operating expenses, the advance bears no interest and has no specific terms of payment.

4. GOING CONCERN

The Company has incurred net losses of approximately $219,401 for the period from June 23, 2008 (Date of Inception) through December 31, 2020 and has commenced limited operations, raising substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of this filing. Management’s plans include seeking additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Our financial statements from inception through the period ended December 31, 2020 report no revenues and a net loss of $219,401. This raises substantial doubt as to our ability to continue as a going concern.

Our plan is to seek, investigate, and consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e., a merger) with a corporation, partnership, limited liability company or other operating business entity (a “Merger Target”) desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. We have no operating business, and conduct minimal operations necessary to meet regulatory requirements. Our ability to commence any operations is contingent upon obtaining adequate financial resources. We are currently considered a “shell” company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified operating company or business. We have no employees and no material assets.

We currently have no definitive agreements or understandings with any prospective business combination candidates and there are no assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to affect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

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

As a result of our limited resources, unless and until additional financing is obtained, we expect to have sufficient proceeds to affect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

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

We incurred operating expenses of $3,033 and $5,165 for the three-month periods ended December 31, 2020 and 2019, respectively. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports.

We incurred operating expenses of $8,023 and $11,086 for the six-month periods ended December 31, 2020 and 2019, respectively. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports.

Our net loss from inception (June 23, 2008) through December 31, 2020 was $219,401.

As of December 31, 2020, Jeffrey Taylor, our officer and director, has loaned the Company $172,385 for operating expenses. The loan bears no interest and has no specific terms of repayment.

The Company has incurred net losses of approximately $219,401 for the period from June 23, 2008 (Date of Inception) through December 31, 2020 and has commenced limited operations, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

Liquidity and Capital Resources

Our cash in the bank at December 31, 2020 was $1,949 with $179,350 in current liabilities, which is comprised of $6,965 in accounts payable and $172,385 due to a related party. We have sold $42,000 in equity securities since inception, $12,000 from the sale of 8,000,000 shares of stock to our officer and director and $30,000 from the sale of 3,000,000 shares registered pursuant to our S-1 Registration Statement which became effective on August 18, 2008. The offering was completed on September 11, 2008.

Since we have no revenue or plans to generate any revenue, if our expenses exceed our cash currently on hand, we will be dependent upon loans to fund losses incurred in excess of our cash.

Plan of Operation

Our plan is to seek, investigate, and consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e., a merger) with a corporation, partnership, limited liability company or other operating business entity (a “Merger Target”) desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. We have no operating business, and conduct minimal operations necessary to meet regulatory requirements. Our ability to commence any operations is contingent upon obtaining adequate financial resources.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are ineffective, as of December 31, 2020, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

/s/ Jeffrey Taylor	January 29, 2021
Jeffrey Taylor, President & Director	Date
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer)

