Form 10-Q
period 2021-03-31
Lake Forest Minerals Inc.
filed 2021-05-24
CIK 1441082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,000,000 shares as of May 13, 2021.

ITEM 1. FINANCIAL STATEMENTS

LAKE FOREST MINERALS INC.

Condensed Balance Sheets

(Unaudited)

	March 31,	June 30,
	2021	2020

ASSETS
Current Assets
Cash	$-	$1,347

Total Current Assets	-	1,347

Total Assets	$-	$1,347

LIABILITIES

Current Liabilities

Accounts payable	$7,595	$13,320
Due to related party	173,616	157,405

Total Current Liabilities	181,211	170,725

STOCKHOLDERS' DEFICIT

Stockholders' Deficit
Preferred Shares 10,000,000 authorized, par value $0.001 nil issued and outstanding as of March 31, 2021 and June 30, 2020	$-	$-
Common Shares 75,000,000 authorized shares, par value $0.001 11,000,000 shares issued and outstanding as of March 31, 2021 and June 30, 2020	11,000	11,000
Additional Paid-in-Capital	31,000	31,000
Accumulated Deficit	(223,211)	(211,378)

Total Stockholders' Deficit	(181,211)	(169,378)

Total Liabilities and Stockholders' Deficit	$-	$1,347

The accompanying notes are an integral part of these condensed financial statements.

LAKE FOREST MINERALS INC.

Condensed Statements of Operations

(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020
Expenses:

Operating Expenses

General and Administrative	$1,460	$1,736	$4,655	$6,899

Professional Fees	2,350	2,350	7,178	8,273

Total Expenses	3,810	4,086	11,833	15,172

Loss from Operations before income taxes	(3,810)	(4,086)	(11,833)	(15,172)

Provision for income taxes	-	-	-	-

Net Loss	$(3,810)	$(4,086)	$(11,833)	$(15,172)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average number of Common Shares used in per share calculations	11,000,000	11,000,000	11,000,000	11,000,000

The accompanying notes are an integral part of these condensed financial statements.

LAKE FOREST MINERALS INC.

Condensed Statements of Stockholders' Deficit

March 31, 2021

(Unaudited)

		$0.001	Paid-In	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit

Balance, June 30, 2020	11,000,000	$11,000	$31,000	$(211,378)	$(169,378)

Net Loss for the Period	-	-	-	(4,990)	(4,990)

Balance, September 30, 2020	11,000,000	11,000	31,000	(216,368)	(174,368)

Net Loss for the Period	-	-	-	(3,033)	(3,033)

Balance, December 31, 2020	11,000,000	$11,000	$31,000	$(219,401)	$(177,401)

Net Loss for the Period	-	-	-	(3,810)	(3,810)

Balance, March 31, 2021	11,000,000	$11,000	$31,000	$(223,211)	$(181,211)

		$0.001	Paid-In	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit

Balance, June 30, 2019	11,000,000	$11,000	$31,000	$(184,867)	$(142,867)

Net Loss for the Period	-	-	-	(5,921)	(5,921)

Balance, September 30, 2019	11,000,000	11,000	31,000	(190,788)	(148,788)

Net Loss for the Period	-	-	-	(5,165)	(5,165)

Balance, December 31, 2019	11,000,000	$11,000	$31,000	$(195,953)	$(153,953)

Net Loss for the Period	-	-	-	(4,086)	(4,086)

Balance, March 31, 2020	11,000,000	$11,000	$31,000	$(200,039)	$(158,039)

The accompanying notes are an integral part of these condensed financial statements.

LAKE FOREST MINERALS INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2021	March 31, 2020
Cash Flows from Operating Activities:

Net Loss	$(11,833)	$(15,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	-	80
Accounts payable	(5,725)	(554)
		-
Net Cash Used in Operating Activities	(17,558)	(15,646)

Cash Flows from Financing Activities:

Bank overdraft	-	(722)
Due to related party	16,211	17,925
Net Cash Provided by Financing Activities	16,211	17,203

Net (Decrease) Increase in Cash	(1,347)	1,557

Cash Balance, Beginning of Period	1,347	-

Cash Balance, End of Period	$-	$1,557

Interest Paid	$-	$-

Taxes Paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

LAKE FOREST MINERALS INC.

Condensed Notes to the Financial Statements

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

On January 31, 2021, Astutia Venture Capital AG acquired 8,000,000 of the issued and outstanding common shares of  the “Company in a private transaction.  As a result of the transaction, Astutia Venture Capital AG   holds 72.7% of our outstanding voting securities.

On January 31, 2021, Jeffery Taylor resigned as the President, Chief Executive Officer, Chief Financial Officer, Treasurer and director of the Company.  Having consented to act as sole officer and director of the Company and  Larson Elmore was appointed to fill the ensuing vacancies.

The Company’s operations have been limited to general administrative operations, initial property staking and investigation.

BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the consolidated financial statements for the three and nine months ended March 31, 2021 should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the Company’s fiscal year ended June 30, 2020 as filed with the SEC on September 8, 2020.

The consolidated balance sheet as of June 30, 2020, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the year ending June 30, 2021.

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

NET LOSS PER COMMON SHARE - The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive.

CASH AND CASH EQUIVALENTS – For purposes of Statements of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

STOCK-BASED COMPENSATION - The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized he Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

RECENT ACCOUNTING PRONOUNCEMENTS – During the nine months ended March 31, 2021, the FASB (Financial Accounting Standards Board) issued various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. Management has determined that these recent accounting pronouncements will have no impact on the financial statements of Lake Forest Minerals Inc.

LAKE FOREST MINERALS INC.

Notes to the Financial Statements

2. GOING CONCERN

The Company has incurred net losses of approximately $223,221 for the period from June 23, 2008 (Date of Inception) through March 31, 2021 and has commenced limited operations, raising substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of this filing. Management’s plans include seeking additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

COVID-19 Pandemic

In December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China (“COVID-19”) and has since spread worldwide, including to the Unites States, posing public health risks that have reached pandemic proportions (the “COVID-19 Pandemic”). Like most businesses world-wide, the COVID-19 Pandemic has impacted the Company; however, management cannot presently predict the scope and severity with which COVID-19 will impact our business, financial condition, results of operations and cash flows.

3. RELATED PARTY TRANSACTIONS

As of March 31, 2021, the Company has received $173,616 (June 30, 2020 – $157,405) in advances from its previous CEO and majority shareholder of which $16,211 and $17,925 were advanced during the nine months ended March 31, 2021 and 2020, respectively. The amounts owing are unsecured, non-interest bearing, and due on demand.

4. STOCKHOLDER’S DEFICIT

The Company has 75,000,000 common shares and 10,000,000 preferred shares authorized with a par value of $0.001 per share.

The Company has 11,000,000 common shares and 0 preferred shares issued and outstanding as of March 31, 2021 and June 30, 2020, respectively.

5. SUBSEQUENT EVENTS

The Company’s management has reviewed all material subsequent events through the date these financial statements were issued in accordance with ASC 855-10, and has determined that there are no material subsequent events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward Looking Statements

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to generate revenues, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward- looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Our financial statements from inception through the period ended March 31, 2021 report no revenues and a accumulated deficit of $223,211. This raises substantial doubt as to our ability to continue.

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

In evaluating a prospective target business, we will consider several factors, including the following:

-           experience and skill of management and availability of additional personnel of the target business;

-           costs associated with effecting the business combination;

-           equity interest retained by our stockholders in the merged entity;

-           growth potential of the target business;

-           capital requirements of the target business;

-           capital available to the target business;

-           stage of development of the target business;

-           proprietary features and degree of intellectual property or other protection of the target business;

-           the financial statements of the target business; and

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

On January 31, 2021, Astutia Venture Capital AG acquired 8,000,000 of the issued and outstanding common shares of  the “Company in a private transaction.  As a result of the transaction, Astutia Venture Capital AG   holds 72.7% of our outstanding voting securities.

On January 31, 2021, Jeffery Taylor resigned as the President, Chief Executive Officer, Chief Financial Officer, Treasurer and director of the Company.  Having consented to act as sole officer and director of the Company and  Larson Elmore was appointed to fill the ensuing vacancies.

Results of Operations

We have not generated any revenue.

We incurred operating expenses of $3,810 and $4,086 for the three-month periods ended March 31, 2021 and 2020, respectively. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports.

We incurred operating expenses of $11,833 and $15,172 for the nine-month periods ended March 31, 2021 and 2020, respectively. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports.

Our net loss from inception (June 23, 2008) through March 31, 2021 was $223,211.

As of March 31, 2021, Jeffrey Taylor, our officer and director, has loaned the Company $173,616 for operating expenses. The loan bears no interest and has no specific terms of repayment.

The Company has incurred net losses of approximately $223,221 for the period from June 23, 2008 (Date of Inception) through March 31, 2021 and has commenced limited operations, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

Liquidity and Capital Resources

Our cash in the bank at March 31, 2021  was $0 with $181,211 in current liabilities, which is comprised of $7,595 in accounts payable and $173,616 due to a related party. We have sold $42,000 in equity securities since inception, $12,000 from the sale of 8,000,000 shares of stock to our officer and director and $30,000 from the sale of 3,000,000 shares registered pursuant to our S-1 Registration Statement which became effective on August 18, 2008. The offering was completed on September 11, 2008.

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

Larson Elmore is our president, secretary and our chief financial officer. Mr. Elmore is only required to devote a small portion of his time to our affairs on a part- time or as-needed basis. No regular compensation has, in the past, nor is anticipated in the future, to be paid to any officer or director in their capacities as such. We do not anticipate hiring any full-time employees as long as we are seeking and evaluating business opportunities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are ineffective, as of March 31, 2021, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

/s/ Larson Elmore	May 21, 2021
Larson Elmore	Date
President & Director
(Principal Executive Officer, Principal Financial Officer
Principal Accounting Officer)

