Form 10-K
period 2021-06-30
Healing Co Inc.
filed 2021-10-14
CIK 1441082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 333-152805

THE HEALING COMPANY INC.
(FKA LAKE FOREST MINERALS, INC) (Exact name of registrant as specified in its charter)

Nevada	26-2862618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

711 S. Carson Street, Suite 4	89701
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (905) 430-6433

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2021 was $0 based on no bid or asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
44,000,000 common shares as of October 8, 2021

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean The Healing Company Inc., a company incorporated under the laws of the state of Nevada.

Historical Overview

Lake Forest Minerals was incorporated in the State of Nevada on June 23, 2008.

We are a development stage company with no revenues or operating history.

Effective January 31, 2021, Astutia Venture Capital AG acquired 8,000,000 of the issued and outstanding common shares of Lake Forest Minerals Inc. (“we’, “us”, “our”, the “Company”).  As a result of the transaction, Astutia Venture Capital AG   holds 72.7% of our outstanding voting securities.  The shares were acquired in a private transaction from Mr. Jeffrey Taylor using the purchaser’s funds.  Mr. Taylor no longer holds any equity interest in our Company.

Our board of directors and major shareholder approved a name change of our company from Lake Forest Minerals Inc. to The Healing Company Inc. Also, our company’s board of directors approved a resolution to effect a forward stock split of our authorized and issued and outstanding shares of common stock on a four (4) new shares for one (1) share held. Upon effectiveness of the forward split, our authorized capital was 300,000,000 shares of common stock and our issued and outstanding shares of common stock increased from 11,000,000 to 44,000,000 shares of common stock, all with a par value of $0.001. Certificate of Amendment to effect the forward split and the change of name was filed with the Nevada Secretary of State on April 29, 2021. The name change and forward stock split were subsequently reviewed and approved by the Financial Industry Regulatory Authority (FINRA) with an effective date of June 2, 2021.

Our Current Business

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

Our ability to commence any operations is contingent upon obtaining adequate financial resources. We are currently considered a “shell” company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet--to--be identified operating company or business. We have no employees and no material assets.

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

In evaluating a prospective target business, we will consider several factors, including the following: - experience and skill of management and availability of additional personnel of the target business; - costs associated with effecting the business combination; - equity interest retained by our stockholders in the merged entity; - growth potential of the target business; capital requirements of the target business; - capital available to the target business; - stage of development of the target business; - proprietary features and degree of intellectual property or other protection of the target business; - the financial statements of the target business; and - the regulatory environment in which the target business operates.

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

We anticipate that various prospective target businesses will be brought to our attention from various sources, including securities broker -dealers, investment bankers, venture capitalists, bankers and other members of the financial community, including, possibly, the executive officers and our affiliates. Various impediments to a business combination may arise, such as appraisal rights afforded the stockholders of a target business under the laws of its state of organization. This may prove to be deterrent to a particular combination.

In cooperation with our major shareholder, the company will seek to redefine and more narrowly tailor its corporate objectives to establish a platform of companies that source, harvest and utilize the most natural compounds for holistic nutrition from around the world. In doing so, the Company intends to offer the best natural remedies to connect humans with nature, and prevent and heal lifestyle diseases on a broad scale.

Other than as set out in this annual report, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Competition

We will encounter active competition in all of our businesses from both larger and smaller companies that offer the same or similar products and services or that produce different products appropriate for the same uses.

Customers

We do not have any current customers.

Suppliers

We do not have any current suppliers.

Intellectual Property

We do not own any intellectual property.

Employees

We have no employees. Our current President, Chief Executive Officer and sole director, Larson Elmore, provides management and administration services to our Company as a consultant on an as-needed basis.

Distribution Methods

We do not currently maintain any distribution infrastructure.

Government Regulation

There are no governmental regulations that are material to our operations.

Research and Development

We have not incurred any research or development expense over the last two fiscal years.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Executive Offices

We do not own interests in any real property.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information

Our common stock is quoted on the electronic quotation system operated by OTC Markets Group. Our trading symbol is “THCC”. There have been few trades of our common shares as at the date of this annual report. During year ended June 30, 2021 there have been very few trades of our common shares on the OTC.

OTC Market securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Market securities transactions are conducted through a telephone and computer network connecting dealers. OTC Market issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

Our common shares are issued in registered form. Pacific Stock Transfer, 6725 Via Austi Pkwy, Suite 300, Las Vegas, NV 89119 (Telephone: (800) 785-7782; Facsimile: (702) 433-1979) is the registrar and transfer agent for our common shares.

Holders

As of September 30, 2021 there were approximately 17 holders of record of our common stock, and we had 44,000,000 common shares issued and outstanding.

Dividend Policy

We have not paid any dividends since our incorporation and do not anticipate the payment of dividends in the foreseeable future. At present, our policy is to retain any earnings to develop and market our services. The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements, and operating financial conditions.

Equity Compensation Plan Information

We do not have any compensation plan under which equity securities are authorized for issuance.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2021.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended June 30, 2021.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Our audited financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for our Years Ended June 30, 2021 and 2020

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended June 30, 2021 and 2020.

Our operating results for the years ended June 30, 2021 and 2020 are summarized as follows:

	Year Ended June 30, 2021	Year Ended June 30, 2020	Change Between Year Ended June 30, 2020 and Year Ended June 30, 2021
Revenue	$-	$-	$-
Total operating expenses	$113,347	$26,511	$86,836
Net loss	$(113,347)	$(26,511)	$(86,836)

Revenue

We had no revenues in the years ended June 30, 2021 and 2020.

Operating Expenses

Total operating expenses increased for the year ended June 30, 2021 to $113,347 from $26,511 for the year ended June 30, 2020. This was primarily due to an increase in professional and filing fees .

Cash Requirements

Based on our planned expenditures, we will require approximately $200,000 over the next 12 months. In order to provide funds, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

We have not investigated the availability of commercial loans or other debt financing to supplement or meet our cash requirements. In the uncertain event that any such debt financing alternatives were available to us on acceptable terms, they would increase our liabilities and future cash commitments

Liquidity and Financial Condition

Working Capital

	At June 30, 2021	At June 30, 2020
Current assets	$-	$1,347
Current liabilities	$282,725	$170,725
Working capital (deficit)	$(282,725)	$(169,378)

Cash Flows

	Year Ended June 30, 2021	Year Ended June 30, 2020
Cash flows used in operating activities	$(1,347)	$(20,836)
Investing Activities	$-	$-
Cash flows provided by financing activities	$-	$22,183
Net (decrease) in cash during year	$(1,347)	$1,347

Operating Activities

Net cash used in operating activities was $47,557 for our year ended June 30, 2021 compared with cash used in operating activities of $20,836 in the same period 2020. The increase of $26,721 is primarily attributed to an increase in accounts payable and accrued expenses.

Investing Activities

The Company did not have any investing activities for the years ended June 30, 2021 or 2020.

Financing Activities

Net cash provided by financing activities was $46,210 for our year ended June 30, 2021 compared to $22,183 in the same period in 2020. The change was primarily attributable to advances from related parties.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

As at June 30, 2021, our company has not generated any revenues, has a working capital deficit of $282,725, and has an accumulated deficit of $326,725 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of our company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon the accompanying financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America and are expressed in United States dollars. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. As of June 30, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

Recent Accounting Pronouncements

Our company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of The Healing Company Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The Healing Company Inc. (f.k.a. Lake Forest Minerals, Inc.) (the Company) as of June 30, 2021 and 2020, and the related statements of income, stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, The Company has incurred net losses and has commenced limited operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Prager Metis CPAs, LLP

We have served as the Company’s auditor since 2019.

El Segundo, CA

October 14, 2021

HEALING CO INC.

(FKA LAKE FOREST MINERALS INC)

Balance Sheets

	June 30, 2021	June 30, 2020
ASSETS

Cash	-	1,347
Total assets	-	1,347

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	79,110	13,320
Due to related parties	203,615	157,405
Total current liabilities	282,725	170,725

Total liabilities	282,725	170,725

Commitments and Contingencies (Note 5)

Preferred Shares 10,000,000 authorized, par value $0.001 nil issued and outstanding as of June 30, 2021 and June 30, 2020
Common Shares 300,000,000 authorized shares, par value $0.001 44,000,000 shares issued and outstanding as of June 30, 2021 and June 30, 2020 respectively	44,000	44,000
Additional paid-in capital	-	-
Accumulated deficit	(326,725)	(213,378)
Total stockholders’ deficit	(282,725)	(169,378)

Total liabilities and stockholders’ deficit	-	1,347

The accompanying notes are an integral part of these condensed financial statements.

HEALING CO INC.

(FKA LAKE FOREST MINERALS INC)

Statements of Operations

	For the year ended June 30,
	2021	2020
Sales	$-	$-

Operating expenses
General and administrative	69,253	12,238
Professional fees	44,094	14,273
Total operating expenses	113,347	26,511

Loss from operations	(113,347)	(26,511)

Net loss before tax provision	$(113,347)	$(26,511)
Tax provision	-	-
Net loss	$(113,347)	$(26,511)
Net loss per common share: basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding -
basic and diluted	44,000,000	44,000,000

The accompanying notes are an integral part of these condensed financial statements.

HEALING CO INC.

(FKA LAKE FOREST MINERALS INC)

Statements of Stockholders' Deficit

	Shares	$0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, June 30, 2019	44,000,000	$44,000	$-	$(186,867)	$(142,867)

Net Loss for the Period	-	-	-	(26,511)	(26,511)

Balance, June 30, 2020	44,000,000	44,000	-	(213,378)	(169,378)

Net Loss for the Period	-	-	-	(113,347)	(113,347)

Balance, June 30, 2021	44,000,000	44,000	-	(326,725)	(282,725)

The accompanying notes are an integral part of these condensed financial statements.

HEALING CO INC.

Statements of Cash Flows

	For the year ended
	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities
Net loss	$(113,347)	$(26,511)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities
Prepaid expenses	-	80
Accounts payable	65,790	5,595
Due to related party	46,210	22,905
Net cash from operating activities	(1,347)	2,069

Cash Flows from Financing Activities
Bank overdraft	-	(722)
Net cash from financing activities	-	(722)

Net increase (decrease) in cash	(1,347)	1,347
Cash, beginning of period	1,347	-
Cash, end of period	$-	$1,347

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

HEALING CO INC.

Notes Financial to the Statements

June 30, 2021

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND HISTORY - Lake Forest Minerals Inc., a Nevada corporation, (hereinafter referred to as the “Company” or “Lake Forest Minerals”) was incorporated in the State of Nevada on June 23, 2008. On April 29, 2021, the Company’s name was changed to Healing Co, Inc. The Company was formed to engage in the acquisition, exploration and development of natural resource properties of merit.

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

Effective January 31, 2021, Astutia Venture Capital AG acquired 8,000,000 of the issued and outstanding common shares of  the Company.  As a result of the transaction, Astutia Venture Capital AG   holds 72.7% of our outstanding voting securities.  The shares were acquired in a private transaction from Mr. Jeffrey Taylor using the purchaser’s funds.  Mr. Taylor no longer holds any equity interest in our Company.

All adjustments necessary for fair statement of the results for the periods have been made and all adjustments are of a normal recurring nature.

BASIS OF PRESENTATION - These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”). The Company’s fiscal year end is June 30.

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

INCOME TAXES - The Company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2021, and 2020 the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations.

NET LOSS PER COMMON SHARE - The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. There were no potential equivalent shares as of June 30, 2021 and 2020.

HEALING CO INC.

Notes Financial to the Statements

June 30, 2021

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

FINANCIAL INTSTRUMENT

Effective January 1, 2008, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures, Pre Codification SFAS No. 157, “Fair Value Measurements”, which provides a framework for measuring fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices for identical assets and liabilities in active markets;

Level 2 — Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company designates cash equivalents and investments in securities of publicly traded companies as Level 1.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, accounts payable, accrued expenses approximated fair value as of June 30, 2021 and 2020 because of the relative short term nature of these instruments.

RECENT ACCOUNTING PRONOUNCEMENTS – During the year ended June 30, 2021 the FASB (Financial Accounting Standards Board) issued various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. Management has determined that these recent accounting pronouncements will have no impact on the financial statements of Lake Forest Minerals Inc.

2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $282,725 and has an accumulated deficit of $326,725 and has commenced limited operations, raising substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of this filing. Management’s plans include seeking additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

HEALING CO INC.

Notes Financial to the Statements

June 30, 2021

COVID-19 Pandemic

In December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China (“COVID-19”) and has since spread worldwide, including to the Unites States, posing public health risks that have reached pandemic proportions (the “COVID-19 Pandemic”). Like most businesses world-wide, the COVID-19 Pandemic has impacted the Company; however, management cannot presently predict the scope and severity with which COVID-19 will impact our business, financial condition, results of operations and cash flows.

3. RELATED PARTY TRANSACTIONS

As of June 31, 2021, the Company has received $203,615 (June 30, 2020 – $157,405) in advances from its previous CEO and majority shareholder of which $46,210 and $22,905 were advanced during the years ended June 30, 2021 and 2020, respectively. On January 25, 2021, all advances made by the previous CEO were assigned to a Company controlled by a shareholder for $10.The amounts owing are unsecured, non-interest bearing, and due on demand.

4. INCOME TAX

The tax effect of the significant temporary differences, which comprise deferred income tax assets and liabilities, are as follows:

	2021	2020
Statutory income tax rate	21%	21%

Income tax recovery at statutory rate	(23,803)	(5,567)

Tax effect of:
Change in valuation allowance	(23,803)	(5,567)
Income tax provision	-	-

The significant components of deferred income tax assets and liabilities are as follows:

	2021	2020
Deferred income tax assets

Non-capital losses carried forward	68,192	44,389
Valuation allowance	(68,192)	(44,389)
Net deferred income tax asset	-	-

As of June 30, 2021, the Company had approximately $325,000 of net operating loss carryforwards (“NOLs”) available to reduce future taxable income through 2030. The current year’s net operating loss will carryforward indefinitely, limited to 80% of the current year taxable income. The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods are 2018-2020 In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will be realized.

HEALING CO INC.

Notes Financial to the Statements

June 30, 2021

5. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. Management is currently not aware of any such legal proceedings or claims that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

6. STOCKHOLDER DEFICIT

On April 29, 2021, the Company’s board of directors approved a forward stock split of authorized and issued and, outstanding shares of common stock on a four (4) new shares for one (1) share held. Upon effectiveness of the forward split, the authorized shares increased to 300,000,000 shares of common stock and the issued and outstanding shares of common stock increased to 44,000,000 shares of common stock, all with a par value of $0.001.

The forward stock split was approved by the Financial Industry Regulatory Authority (FINRA) with an effective date of June 2, 2021 as such all capital transaction have been retroactively restated to show the effect of the stock split.

7. SUBSEQUENT EVENTS

The Company’s management has reviewed all material subsequent events through the date these financial statements were issued in accordance with ASC 855- 10, and has determined that there are no material subsequent events to report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A. Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), our company carried out an evaluation, with the participation of our company’s management, including our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of our company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our company’s disclosure controls and procedures are not effective due to lack of segregation of duties to ensure that information required to be disclosed by our company in the reports that our company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our company’s management, including our president (our principal executive officer, principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework, as published in 1992.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2021, our management determined that there were control deficiencies that constituted material weaknesses, as described below:

•	There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”) and the financial reporting requirements of the Securities and Exchange Commission;
•	There are insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and
•	There is no written code of ethics in place

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2021 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our company	Age	Date First Elected or Appointed
Larson Elmore(1)	President, Chief Executive Officer and Director	71	January 31, 2021

(1) Larson Elmore was appointed president, Chief Executive and Director on January 31, 2021.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Larson Elmore, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Sole Director.

Mr. Elmore is a seasoned professional, with a proven track record for identifying companies with products and services with hidden potential, then building an effective business model around them. Throughout his career he has been instrumental in raising over $3 billion from professional and private investors for a variety of projects.

He began his career in the Seminar and Education sector, working with prominent leaders including Zig Ziglar, Paul Harvey, Art Linkletter and other pioneers in media, management and marketing. Over the years he has been involved in property development, managing a personal portfolio over $100 million while working on large scale projects, consulting for RBC Mortgage Group, securing a $43 million dollar commitment for the construction of Home Depot’s 250,000 square foot National Headquarters in Atlanta, and a $2.4 billion casino resort project in Mississippi. He also founded a direct response telecommunications firm utilizing AT&T and MCI WorldCom billing systems to generate revenue.

For the last 20 years Larson has focused on the formation of concept-centric ventures around emerging market sectors, renewable energy, pharmaceuticals and real estate. He is currently serving on several public boards. His broad-based knowledge of various disciplines, along with his high-level contacts in multiple industries facilitate his ability to organize the resources and high-quality leadership necessary to implement these strategies.

He earned his BA degree from Johnson University in Knoxville, Tennessee, where he received its Outstanding Speaker Award and has completed coursework towards a Masters and PhD in Speech and Communications at Lincoln University, Indiana University, and Hebrew Union in Jerusalem.

Significant Employees

There are no individuals other than our executive officers who make a significant contribution to our business.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We plan to adopt a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended June 30, 2021. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended June 30, 2021, there was no standing nominating committee or committee performing similar functions for our company. The members of our board of directors participate in the consideration of director nominees.

Nomination Process

As of June 30, 2021, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

We do not currently have an audit committee or a committee performing similar functions. The board of directors as a whole participates in the review of financial statements and disclosure.

Audit Committee Financial Expert

Our board of directors has determined that none of the members of our audit committee qualifies as an “audit committee financial expert” as defined in Item 407(d) (5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	For our most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2021 and 2020; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2021 and 2020, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (2) ($)	Total ($)
Larson Elmore(1) President, Chief Executive Officer, Chief Financial Officer, Secretary,	2021	2,000	-	60,000	-	-	-	-	62,000
Treasurer and Director	2020	-	-	-	-	-	-	-	-

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended June 30, 2021 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended June 30, 2021.

Compensation of Directors

Mr. Elmore was paid $62,000 for performance of his services as our sole director and officer since the inception of our company through the year ended June 30, 2021.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 30, 2021, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Larson Elmore ●	Nil	Nil
Directors and Executive Officers as a Group	● Common Shares	●%
Astutia Venture Capital AG ●	32,000,000 Common Shares	72.3%
Over 5% Shareholders as a Group	32,000,000 Common Shares	72.3%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 30, 2021. As of September 30, 2021, we had 44,000,000 shares of our common stock issued and outstanding. All figures assume full dilution of convertible securities held.

(2)	●has voting and dispositive control over securities held by Astutia Venture Capital AG.

Securities Authorized for Issuance Under Equity Compensation Plans

There were no unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers during the last two fiscal years.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the year ended June 30, 2021, we incurred $62,000 of expenses to the chief executive officer of our company.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended June 30, 2021, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, Larson Elmore. We have determined that our director is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, our board of directors acts in such capacities. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company do not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by our sole director. Additionally, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2021 and for fiscal year ended June 30, 2020 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	June 30, 2021	June 30, 2020
Audit Fees	21,000	11,023
Audit Related Fees
Tax Fees
All Other Fees
Total

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditors are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of our entire board of directors); or

•	entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors’ responsibilities to management.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S- 1 filed on August 6, 2008).
3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed on August 6, 2008).
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on June 2, 2021).
(10)	Material Contracts
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

THE HEALING COMPANY INC.
(Registrant)

Dated: October 14, 2021	/s/ Larson Elmore
Larson Elmore
President, Chief Executive Officer, and Director
(Principal Executive Officer)

