Form 10-Q
period 2021-09-30
Healing Co Inc.
filed 2021-11-12
CIK 1441082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

Or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to ________________

Commission File Number 333-152805

THE HEALING COMPANY INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2862618
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

711 S. Carson Street, Suite 4 Carson City, Nevada	89701
(Address of principal executive offices)	(Zip Code)

(905) 430-6433

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock		N/A

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 44,000,000 common shares issued and outstanding as of November 2, 2021

THE HEALING COMPANY INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three month period ended September 30, 2021 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

HEALING CO INC.

Condensed Balance Sheets

(Unaudited)

	September 30, 2021	June 30, 2021

ASSETS

Cash	-	-
Total assets	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	78,124	79,110
Due to related parties	227,928	203,615
Total current liabilities	306,052	282,725

Total liabilities	306,052	282,725

Commitments and Contingencies (Note 4)

Preferred Shares 10,000,000 authorized, par value $0.001 nil issued and outstanding as of September 30, 2021 and June 30, 2021
Common Shares 300,000,000 authorized shares, par value $0.001 44,000,000 shares issued and outstanding as of September 30, 2021 and June 30, 2021 respectively	44,000	44,000
Additional paid-in capital	-	-
Accumulated deficit	(350,052)	(326,725)
Total stockholders' deficit	(306,052)	(282,725)

Total liabilities and stockholders' deficit	-	-

The accompanying notes are an integral part of these condensed financial statements.

HEALING CO INC.

Condensed Statements of Operations

(Unaudited)

	For the Three months ended
	September 30,
	2021	2020

Sales	$-	$-

Operating expenses
General and administrative	4,610	2,512
Professional fees	18,717	2,478
Total operating expenses	23,327	4,990

Loss from operations	(23,327)	(4,990)

Net loss before tax provision	(23,327)	(4,990)
Tax provision	-	-
Net loss	$(23,327)	$(4,990)

Net loss per common share: basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	44,000,000	44,000,000

The accompanying notes are an integral part of these condensed financial statements.

HEALING CO INC.

Condensed Statements of Stockholders' Deficit

(Unaudited)

		$0.001	Paid-In	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit

Balance, June 30, 2021	44,000,000	$44,000	$-	$(326,725)	$(282,725)

Net Loss for the Period	-	-	-	(23,327)	(23,327)

Balance, September 30, 2021	44,000,000	44,000	-	(350,052)	(306,052)

Balance, June 30, 2020	44,000,000	$44,000	$-	$(213,378)	$(169,378)

Net Loss for the Period	-	-	-	(4,990)	(4,990)

Balance, September 30, 2020	44,000,000	44,000	-	(218,368)	(174,368)

The accompanying notes are an integral part of these condensed financial statements.

HEALING CO INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended
	September 30, 2021	September 30, 2020
Cash Flows from Operating Activities
Net loss	$(23,327)	$(4,990)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities
Accounts payable	(986)	(5,532)
Due to related party	24,313	10,000
Net cash from operating activities	-	(522)

Net decrease in cash	-	(522)
Cash, beginning of period	-	1,347
Cash, end of period	$-	$825

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

HEALING CO INC.

Notes to the Condensed Financial Statements

September 30, 2021

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

Since February 22, 2010, our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a “shell” company in as much as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified operating company or business. We have no employees and no material assets.

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

BASIS OF PRESENTATION - These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”). The Company's fiscal year end is June 30. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the consolidated financial statements for the three months ended September 30, 2021 should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the Company’s fiscal year ended June 30, 2021, as filed with the SEC.

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

INCOME TAXES - The Company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2021, and 2020 the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations.

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

HEALING CO INC.

Notes to the Condensed Financial Statements

September 30, 2021

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

FINANCIAL INSTRUMENT -

The carrying amounts of the company's financial instruments including accounts payable and due from related parties approximate fair value due to the relative short period for maturity these instruments.

Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability, developed based on market data obtained from sources independent of the company. Unobservable inputs are inputs that reflect the company's assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on reliability of the inputs as follows:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of Accounts payable and accrued liabilities, and amounts due to related parties. Pursuant to ASC 820 and 825, the fair value of our cash and cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

RECENT ACCOUNTING PRONOUNCEMENTS -

There were no significant changes to our critical accounting policies and estimates during the first quarter of fiscal year 2022 compared with those disclosed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2021 10-K.

2. GOING CONCERN

The Company has incurred net losses of approximately $350,052 for the period from June 23, 2008 (Date of Inception) through September 30, 2021 and has commenced limited operations, raising substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of this filing. Management’s plans include seeking additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

HEALING CO INC.

Notes to the Condensed Financial Statements

September 30, 2021

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

3. RELATED PARTY TRANSACTIONS

As of September 30, 2021, the Company has received $227,928 (June 30, 2021 - $203,615) in advances from its previous CEO and majority shareholder of which $24,313 and $10,000 were advanced during the three months ended September 30, 2021 and 2020, respectively. On January 25, 2021, all advances made by the previous CEO were assigned to Astutia Venture Capital AG for $10. The amounts owing are unsecured, non-interest bearing, and due on demand.

4. COMMITMENTS AND CONTINGENCIES

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

5. STOCKHOLDER DEFICIT

The Company has 300,000,000 common shares and 10,000,000 preferred shares authorized with a par value of $0.001 per share.

The Company has 44,000,000 common shares issued and outstanding at September 30, 2021 and June 30, 2021.

The Company has not issued any preferred shares since inception through September 30, 2021.

One April 29, 2021, the Company’s board of directors approved a forward stock split of authorized and issued and, outstanding shares of common stock on a four (4) new shares for one (1) share held. Upon effectiveness of the forward split, the authorized shares increased to 300,000,000 shares of common stock and the issued and outstanding shares of common stock will increased to 44,000,000 shares of common stock, all with a par value of $0.001.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean The Healing Company Inc.., a Nevada company, unless otherwise indicated.

General Overview

We were incorporated as Lake Forest Minerals Inc. in the State of Nevada on June 23, 2008.

Our board of directors and major shareholder approved a name change of our company from Lake Forest Minerals Inc. to The Healing Company Inc. Also, our company’s board of directors approved a resolution to effect a forward stock split of our authorized and issued and outstanding shares of common stock on a four (4) new shares for one (1) share held. Upon effectiveness of the forward split, our authorized capital will be 300,000,000 shares of common stock and our issued and outstanding shares of common stock will increase from 11,000,000 to 44,000,000 shares of common stock, all with a par value of $0.001. Certificate of Amendment to effect the forward split and the change of name was filed with the Nevada Secretary of State on April 29, 2021. The name change and forward stock split were subsequently reviewed and approved by the Financial Industry Regulatory Authority (FINRA) with an effective date of June 2, 2021.

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

In evaluating a prospective target business, we will consider several factors, including the following: experience and skill of management and availability of additional personnel of the target business; costs associated with effecting the business combination; equity interest retained by our stockholders in the merged entity; growth potential of the target business; capital requirements of the target business; capital available to the target business; stage of development of the target business; proprietary features and degree of intellectual property or other protection of the target business; the financial statements of the target business; and the regulatory environment in which the target business operates.

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

We anticipate that various prospective target businesses will be brought to our attention from various sources, including securities broker dealers, investment bankers, venture capitalists, bankers and other members of the financial community, including, possibly, the executive officers and our affiliates. Various impediments to a business combination may arise, such as appraisal rights afforded the stockholders of a target business under the laws of its state of organization. This may prove to be deterrent to a particular combination.

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

Results of Operations

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

We had net a net loss of $23,327 for the three month period ended September 30, 2021, which was a $18,337 increase from net loss of $4,990 for the three month period ended September 30, 2020. The change in our results over the two periods is primarily the result of a increase in professional fees.

The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended September 30, 2021 and 2020:

	Three Months Ended Sept 30, 2021	Three Months Ended Sept 30, 2020	Change Between Three Month Period Ended Sept 30, 2021 and Sept 30, 2020
Professional fees	$18,717	$2,512	$16,239
General and administrative	4,610	2,478	2,098
Net loss (income)	$23,327	$4,990	$18,337

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2021 reflects current assets of $0. We had cash in the amount of $0 and working capital deficit in the amount of $306,052 as of September 30, 2021. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	At Sept 30, 2021		At June 30, 2021
Current assets	$		$
Current liabilities		306,052		282,725
Working capital deficit		$306,052		$282,725

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Three Months Ended
	September 30,
	2021	2020
Net cash (used in) operating activities	$-	$(522)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net increase (decrease) in cash during period	$-	$(522)

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2021was $0, an increase of $522 from the $522 net cash outflow during the three months ended September 30, 2020.

Investing Activities

The Company did not have any investing activities for the three months ended September 30, 2021 or 2020.

Financing Activities

The Company did not have any financing activities for the three months ended September 30, 2021 or 2020.

Going Concern

The Company has incurred net losses of approximately $350,052 for the period from June 23, 2008 (Date of Inception) through September 30, 2021 and has commenced limited operations, raising substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of this filing. Management’s plans include seeking additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Future Financings

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We currently have no other arrangement as a source for future financings. While this arrangement should enable us to continue with our current business plan, it is possible that unforeseeable market fluctuations in the price of the Company’s common stock could periodically render future sales of the Company’s stock under the terms of the agreement undesirable, hence affecting our ability to continue financing utilizing that instrument.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us:

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No Unregistered sales of Equity Securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

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

THE HEALING COMPANY INC.
(Registrant)

Dated: November 10, 2021	/s/ Larson Elmore
Larson Elmore
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

