Form 10-Q/A
period 2021-09-30
Healing Co Inc.
filed 2022-02-22
CIK 1441082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

333-152805

(Commission File Number)

THE HEALING COMPANY INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2862618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11th Floor, Ten Grand Street, Brooklyn, New York	11249
(Address of principal executive offices)	(Zip Code)

(866) 241-0670

(Registrant’s telephone number, including area code)

711 S. Carson Street, Suite 4,

Carson City, Nevada 89701

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

As of February 18, 2022, there were 44,000,000 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

The Healing Company Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend and restate its financial statements as filed in its Quarterly Report on Form 10-Q with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Quarterly Report”).

Background of Restatement

The Company has had recent additions to management and in the preparation of the financial statements for the six month period ended December 31, 2021, management discovered that there were a number of expenses, advances, invoices and agreements that included services rendered and expenses incurred during the quarter ended September 30, 2021 that were received after the publication of the Original Quarterly Report. Upon receipt, management reviewed the data and has determined that the expenses incurred for services provided during the quarter ended September 30, 2021 were material and required a restatement of the September 30, 2021 financial statements in order to properly reflect the operations of the Company during the period covered by that report.

As a result, the Company’s management is Amending the Original Quarterly Report in its entirety in this Amendment No. 1 on Form 10-Q for the three months ended September 30, 2021. The restatement results in a change to the previously reported results for each of the Balance Sheet, Statement of Operations, Statement of Stockholders’ Deficit and Statement of Cash flows for the three months ended September 30, 2021. Further the Company has revised and restated certain of the notes to the financial statements in order to reflect these amendments. Please refer to Note 4 of the unaudited financial statements appended hereto for the specific line items of the restatement with respect to our financial schedules.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Amendment No. 1 to quarterly report on Form 10-Q/A, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon.

Internal Control Considerations

In connection with the restatement, management together with the Company’s recently engaged compliance consultant has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors and events described above, and the filing of the Form 10-Q, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

2

The Healing Company Inc.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE HEALING COMPANY INC.

CONDENSED FINANCIAL STATEMENTS

For the Three Months ended September 30, 2021 (Restated) and 2020

(Unaudited)

Prepared by Management

(Stated in US Dollars)

4

The Healing Company Inc.

Condensed Balance Sheets

(Stated in U.S. Dollars)

(Unaudited)

	September 30, 2021 (Restated)	June 30, 2021

ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	222,740	79,110
Accounts Payable and accrued expenses – related party	60,000	-
Advances Payable – related parties	595,760	203,615
Total Current Liabilities	878,500	282,725

Total Liabilities	$878,500	$282,725

Stockholders’ Deficit
Common Shares – 300,000,000 authorized, $0.001 par value, 44,000,000 shares issued and outstanding	44,000	44,000
Additional Paid in Capital	-	-
Accumulated Deficit	(922,500)	(326,725)
Total Stockholders’ Deficit	(878,500)	(282,725)
Total Liabilities and Stockholders' Deficit	-	-

The accompanying notes are an integral part of these unaudited condensed financial statements

The Healing Company Inc.

Condensed Statements of Operations

(Stated in U.S. Dollars)

(Unaudited)

	Three months ended September 30,
	2021 (Restated)	2020
Sales	$-	$-

Operating expenses
General and Administrative	6,136	2,512
Professional and Consulting fees	589,639	2,478
Total operating expenses	595,775	4,990

(Loss) from Operations before income taxes	(595,775)	(4,990)

Provisions for income taxes	-	-

Net (loss)	$(595,775)	$(4,990)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.00)

Weighted average number of common shares used in per share calculations	44,000,000	44,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

The Healing Company Inc.

Condensed Statement of Stockholders’ Deficit

 (Stated in U.S. Dollars)

(Unaudited)

	Common Stock		Additional Paid-in		Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)
Balance June 30, 2021	44,000,000	$44,000	$-	$(326,725)	$(282,725)
Loss for the period, as restated	-	-	-	(595,775)	(595,775)
Balance September 30, 2021, as restated	44,000,000	$44,000	$-	(922,500)	$(878,500)

	Common Stock		Additional Paid-in		Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)
Balance June 30, 2020	44,000,000	$44,000	-	(213,378)	$(169,378)
Loss for the period	-	-	-	(4,990)	(4,990)
Balance, September 30, 2020	44,000,000	$44,000	$-	$(218,368)	$(174,368)

The accompanying notes are an integral part of these unaudited condensed financial statements

The Healing Company Inc.

Condensed Statements of Cash Flows

 (Stated in U.S. Dollars)

(Unaudited)

	For the three months ended September 30,
	2021 (Restated)	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(595,775)	$(4,990)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Accounts payable and accrued expenses	143,630	(5,532)
Accounts payable and accrued expenses – related party	60,000	10,000
Net Cash provided by (used in) operating activities	(392,145)	(522)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances payable – related parties	392,145	-
Cash provided by financing activities	392,145	-

INCREASE (DECREASE) IN CASH	-	(522)
CASH AT BEGINNING OF YEAR	-	1,347
CASH AT END OF PERIOD	$-	$825

Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

The Healing Company Inc.

Notes to the Unaudited Condensed Financial Statements

September 30, 2021

NOTE 1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND HISTORY –

Historical Information

The Healing Company Inc. (formerly Lake Forest Minerals Inc.), a Nevada corporation, (hereinafter referred to as the “Company”) was incorporated in the State of Nevada on June 23, 2008. The Company was originally formed to engage in the acquisition, exploration and development of natural resource properties of merit.

Commencing in February 22, 2010, our purpose has been to serve as a vehicle to acquire an operating business. As of the date of this report, we are currently considered a “shell” company in as much as we are not generating revenues and do not own an operating business.

Current Information

During January 2021, our then sole officer and director, Mr. Jeffrey Taylor sold his 32,000,000 shares of common stock of the Company, representing 73% of the issued and outstanding shares, to certain third parties in a series of private  transactions for cash consideration of $300,000. Concurrently Mr. Taylor resigned all positions and Mr. Larson Elmore was appointed to fill ensuing vacancies.

In cooperation with the new majority shareholders, the Company determined to redefine its acquisition objectives to establish a platform of companies that source, harvest and utilize the most natural compounds for holistic nutrition from around the world. In doing so, the Company intends to offer the best natural remedies to connect humans with nature, and prevent and heal lifestyle diseases on a broad scale. In that regard, management has identified various targets which are currently undergoing due diligence review.

On April 29, 2021, the sole director and our majority shareholder approved a name change of our Company from Lake Forest Minerals Inc. to The Healing Company Inc.

Concurrently the board and majority shareholder approved a resolution to effect a forward stock split of our authorized and issued and outstanding shares of common stock on a four (4) new shares for one (1) share held. Upon effectiveness of the forward split, our authorized capital will be 300,000,000 shares of common stock and our issued and outstanding shares of common stock will increase from 11,000,000 to 44,000,000 shares of common stock, all with a par value of $0.001. The Certificate of Amendment to effect the forward split and the change of name was filed with the Nevada Secretary of State on April 29, 2021. The name change and forward stock split were subsequently reviewed and approved by the Financial Industry Regulatory Authority (FINRA) with an effective date of June 2, 2021. The impact of the forward split has been retroactively applied to all share and per share information contained herein.

All adjustments necessary for fair statement of the results for the periods have been made and all adjustments are of a normal recurring nature.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”). The Company's fiscal year end is June 30. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the condensed financial statements for the three months ended September 30, 2021, should be read in conjunction with the financial statements and accompanying notes included in the Company’s Form 10-K for the Company’s fiscal year ended June 30, 2021, as filed with the SEC.

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

The Healing Company Inc.

Notes to the Unaudited Condensed Financial Statements

September 30, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME TAXES - The Company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2021 and 2020 the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations.

REVENUE RECOGNITION - The Company has no current source of revenue; therefore, the Company has not yet adopted any policy regarding the recognition of revenue or cost.

NET LOSS PER COMMON SHARE - The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

FINANCIAL INSTRUMENTS - The carrying amounts of the company's financial instruments including accounts payable and due from related parties approximate fair value due to the relative short period for maturity these instruments.

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

The Healing Company Inc.

Notes to the Unaudited Condensed Financial Statements

September 30, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

FINANCIAL INSTRUMENTS – Continued

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that they are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3- GOING CONCERN

The Company has incurred cumulative net losses of $922,500 for the period from June 23, 2008 (Date of Inception) through September 30, 2021 and has commenced limited operations, raising substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of this filing. Management’s plans include seeking additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

NOTE 4. RESTATEMENT

During the six months ended December 31, 2021 the Company made various additions to its managements team and retained various consultants to assists with the implementation of its new business focus. Subsequent to the issuance of the original financial reports for three month periods ended September 30, 2021 and 2020, the Company became aware there were a number of expenses, advances, invoices and agreements that included services rendered and expenses incurred during the quarter ended September 30, 2021 which were received subsequent to the publication date, and had not been reflected in the Company’s financial statements. The majority of these additional expenditures related to professional and consulting fees paid by way of advances from shareholders (see Note 5). Management reviewed the data and determined that by expenses incurred for services provided during the quarter ended September 30, 2021 were material and required a restatement of the September 30, 2021 financial statements in order to properly reflects the operations of the Company during the period covered by that report. As a result, the Company has restated its financial statements for the three months ended September 30, 2021 to reflect the addition of $572,448 to current period losses in order to record increases to general and administrative expenses of $1,526 and professional and consulting fees of $570,922.

The following tables summarize the effects of the adjustments described above.

The Healing Company Inc.

Notes to the Unaudited Condensed Financial Statements

September 30, 2021

NOTE 4. RESTATEMENT (Continued)

Line items on the restated condensed financial statements of balance sheets and restated condensed statements of changes in stockholders’ equity:

	As at September 30, 2021	Adjustment	As at September 30, 2021 (restated)
Accounts payable and accrued expenses	$78,124	$144,616	$222,740
Accounts payable and accrued expenses – related party	-	60,000	60,000
Advances payable/due to related parties	$227,928	$367,832	$595,760
Total current liabilities	$306,052	$572,448	$878,500
Total Liabilities	$306,052	$572,448	$878,500
Accumulated deficit	$(350,052)	$(572,448)	$(922,500)
Total Liabilities and Stockholders Deficit	$(306,052)	$(572,448)	$(878,500)

Line items on the restated condensed statements of operations:

	Three Months ended September 30, 2021	Adjustment	Three Months ended September 30, 2021 (restated)
General and administrative	$4,610	$1,526	$6,136
Professional and consulting fees	$18,717	$570,922	$589,639
Total operating expenses	$23,327	$572,448	$595,575
(Loss) from operations	$(23,327)	$(572,448)	$(595,575)
Net loss	$(23,327)	$(572,448)	$(595,575)

Line items on the restated condensed statements of cash flow:

	Three Months ended September 30, 2021	Adjustment	Three Months ended September 30, 2021 (restated)
Net loss	$(23,327)	$(572,448)	$(595,775)
Accounts payable and accrued expenses	$(986)	$144,616	$143,630
Accounts payable and accrued expenses, related party	$-	$60,000	$60,000
Advances payable, related parties/due to related parties	$24,313	$367,832	$392,145

The Healing Company Inc.

Notes to the Unaudited Condensed Financial Statements

September 30, 2021

NOTE 5. RELATED PARTY TRANSACTIONS (Restated, See Note 4)

Astutia Venture Capital AG

As of January 2021, the Company had received a total of $173,616 in advances from its previous CEO, Mr. Jeffrey Taylor.  On January 25, 2021, all advances made by the previous CEO were assigned to AVCG for $10 as part of a transaction whereunder AVCG also acquired a portion of 32,000,000 shares sold in a series of private transactions by Mr. Taylor for cash proceeds of $300,000. Further, during the fiscal year ended June 30, 2021, the Company received a further $29,999 in unsecured advances from AVCG for operational expenses.

During the three months ended September 30, 2021, a minority shareholder of the Company reimbursed AVCG for advances paid, and as at September 30, 2021, the amount due and payable to AVCG totaled $173,616 which is reflected on the balance sheets of the Company as Advances Payable – related parties. The amount owing is unsecured, non-interest bearing, and due on demand.

Lee Larson Elmore

Effective January 31, 2021, Mr. Jeffrey Taylor resigned as the President, Chief Executive Officer, Chief Financial Officer, Treasurer and director of the Company and Mr. Lee Larson Elmore was appointed President and sole director

On May 1, 2021, Mr. Elmore entered into an agreement with the Company for a six month term ending October 31, 2021 for a monthly fee of $1,000 plus stock compensation of 15,000 shares at $4.00 per share, or the equivalent cash consideration of $60,000, at Mr. Elmore’s election. As at June 30, 2021, Mr. Elmore had received $2,000 and had accrued expenses of $60,000.

On July 1, 2021, Mr. Elmore invoiced the Company an additional $4,000 for services provided prior to his formal agreement.

During the six months ended September 30, 2021, Mr. Elmore was paid a total of $9,000 in fees, leaving a balance owing at September 30, 2021 to Mr. Elmore of $60,000 (September 30, 2020 – nil).

WAOW Advisory Group Gmbh

During the fiscal year ended June 30, 2021, WAOW Entrepreneurship Gmbh (“WAOWE”) acquired certain shares of the Company in a series of private transactions with AVCG and Mr. Jeffrey Taylor, our former officer and director.

During the three months ended September 30, 2021, an affiliated company, WAOW Advisory Group Gmbh (“WAOW”) assumed amounts owing to AVCG in the amount of $29,999 and advanced a further $392,146 to the Company. As at September 30, 2021, WAOW was owed a total of $422,145 which amount is reflected on the financial statements as Advances Payable – related parties.

NOTE 6 . COMMITMENTS AND CONTINGENCIES

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

NOTE 7. STOCKHOLDER DEFICIT

One April 29, 2021, the Company’s board of directors approved a forward stock split of authorized and issued and, outstanding shares of common stock on four (4) new shares for one (1) share held. Upon effectiveness of the forward split, the authorized shares increased to 300,000,000 shares of common stock and the issued and outstanding shares of common stock increased to 44,000,000 shares of common stock, all with a par value of $0.001.

The forward stock split was approved by the Financial Industry Regulatory Authority (FINRA) with an effective date of June 2, 2021 as such all capital transaction have been retroactively restated to show the effect of the stock split.

The Healing Company Inc.

Notes to the Unaudited Condensed Financial Statements

September 30, 2021

NOTE 7. STOCKHOLDER DEFICIT (Continued)

Common Stock

The Company did not issue any shares of common stock during the three months ended September 30, 2021.

As at September 30, 2021 and June 30, 2021, the Company has a total of 44,000,000 shares of common stock issued and outstanding.

NOTE 8. OTHER COMMITMENTS

On July 16, 2021, the Company entered into an agreement with Poonacha Machaiah, in relation to his proposed appointment to the Board of Directors of the Company. Under the terms of the agreement, retroactive to January 1, 2021, Mr. Machaiah is to receive an annual fee of $37,500 paid in equal monthly installments over 12 months and shall be granted the right to purchase $37,500 worth of the Company’s common stock based on an exercise price per share equal to the fair market value of the Common Stock of the Company at the time of such grant, pursuant to terms to be set forth in the Company’s Equity Incentive Plan. The Company is currently in the process of completing the establishment of an equity incentive plan.

NOTE 9 - SUBSEQUENT EVENTS

The Company’s management has reviewed all material subsequent events through the date these financial statements were originally issued in accordance with ASC 855-10.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean The Healing Company Inc., a Nevada company, unless otherwise indicated.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements for the three months ended September 30, 2021 and the notes thereto appearing elsewhere in this Report and the Company’s audited financial statements for the fiscal year ended June 30, 2021, as filed with the SEC on Form 10-K on October 14, 2021.

General Overview

We were incorporated as Lake Forest Minerals Inc. in the State of Nevada on June 23, 2008.

During April 2021, our board of directors and major shareholder approved a name change of our company from Lake Forest Minerals Inc. to The Healing Company Inc. Concurrently, the board of directors and majority shareholder approved a resolution to effect a forward stock split of our authorized and issued and outstanding shares of common stock on a four (4) new shares for one (1) share held. Certificate of Amendment to effect the forward split and the change of name was filed with the Nevada Secretary of State on April 29, 2021. The name change and forward split were reviewed and approved by the Financial Industry Regulatory Authority (FINRA) with an effective date of June 2, 2021 at which time our authorized capital increased to 300,000,000 shares of common stock and our issued and outstanding shares of common stock increased from 11,000,000 to 44,000,000 shares of common stock, all with a par value of $0.001.

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

Our ability to commence any operations is contingent upon obtaining adequate financial resources. We are currently considered a “shell” company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified operating company or business. We have no employees that are not officers or directors of the Company, and no material assets.

We currently have no definitive agreements or understandings with any prospective business combination candidates and there are no assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of our securities. In this most recently quarter ended September 30, 2021 the Company has determined to seek projects in the health and wellness sector and has engaged certain professional consultants, including legal counsel, to assist in our plans for future development.

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

Currently our sole officer and director i devotes only a very small portion of his time to our affairs, and, accordingly, the consummation of a business combination may require a longer time than if he devoted his full time to our affairs. However, he will devote such time as he deems reasonably necessary to carry out our business and affairs. The amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a target business or are engaged in active negotiation of a business combination.

We are currently in the process of identifying prospective target businesses as we work with recently retained consultants across the wellness sector. However, various impediments to a business combination may arise during the due diligence process, including but not limited to appraisal rights afforded the stockholders of a target business under the laws of its state of organization. This may prove to be deterrent to a particular combination.

With the support of our major shareholder, the Company is currently redefining and narrowly tailoring its corporate objectives to establish a platform of companies that source, harvest and utilize the most natural compounds for holistic nutrition from around the world. In doing so, the Company intends to offer the best natural remedies to connect humans with nature, and prevent and heal lifestyle diseases on a broad scale.

Plan of Operations

We are an emerging health and wellness company that has identified the need for a change to healthcare, where conventional medicine and alternative healing can both be drawn on to provide a world of integrated healing encompassing conventional medicine and alternative medicine.

Our intent is to build a community of integrated healing brands by identifying and acquiring early stage, high potential brands within selected wellness categories. Our plan is to build individual market impact through enhanced branding, a credible narrative, social conversation and improved accessibility by positioning all portfolio brands with a larger “healing community” of brands thus building exponential market impact.

Results of Operations

Three Months Ended September 30, 2021, compared to the three months ended September 30, 2020

We had a net loss of $595,775 for the three month period ended September 30, 2021, as compared to a net loss for the period ended September 30, 2020, of $4,990. The substantial increase to our current period loss a direct result of an increase in operational expenses of $590,785, consisting of increases to general and administrative expenses of $3,624 and professional and consulting fees of $587,161. These increased costs were a result of the Company’s decision to change its business direction and move to retain consultants and legal as well as accounting staff to support its planned growth in the health and wellness sector.

The following table summarizes key items of comparison and their related increase for the three month periods ended September 30, 2021 and 2020.

Three Months ended September 30, 2021, and 2020

	Three Months Ended		Change between the three month periods ended
	September 30, 2021	September 30, 2020	September 30, and 2020
General and Administrative	$6,136	$2,512	$3,624
Professional and Consulting Fees	589,639	2,478	587,161

Net loss	$(595,775)	$(4,990)	$590,785

The substantial increase in operating expenses during the current period primarily relates to consulting fees and management services incurred during the quarter as the Company completes its plan for the acquisition of a series of target businesses operating in the wellness sector.

We have not earned any revenues since inception. Management expects revenues to commence prior to June 30, 2022, through the acquisition of operating businesses and is currently completing due diligence reviews of various target acquisitions.

Statements of Cash Flows

September 30, 2021 and 2020

The following table summarizes our cash flows for the period presented:

	September 30, 2021	September 30, 2020
Net cash (used in) operating activities	$(392,145)	$(522)
Net cash provided by financing activities	392,145	-
Decrease in cash	-	(522)
Cash end of period	$-	$825

Cash Used in Operating Activities

Net Cash used in operating activities for the three months ended September 30, 2021 was $392,145 as compared to $522 of cash used in operating activities in the three months ended September 30, 2020.

Changes in operating activities in the three months ended September 30, 2021 include an increase in accounts payable and accrued expenses of $143,630 and an increase to related party payables of 60,000 offset by our net loss of $595,775. Cash used in the three months ended September 30, 2020 includes a decrease to accounts payable of $5,532 and an increase to accounts payable, related party of $10,000, offset by our net loss of $4,990.

Cash Provided by Financing Activities

During the three months ended September 30, 2021, financing activities provided net cash of $392,145 in the form of advances from our majority shareholder to settle operating expenses.

During the three months ended September 30, 2020, the Company did not have any cash provided by financing activities.

Liquidity and Capital Resources

We have no cash as at September 30, 2021 and a working capital deficit of $878,500 (June 30 2021 - $282,725) and have reported accumulated losses to date of $922,500. We anticipate generating losses and, therefore, may be unable to continue operations further in the future. We have to date been funded by our directors and officers and a majority stockholder. There can be no assurance that funding will continue.

Going Concern

The Company has incurred net losses of $922,500 for the period from June 23, 2008 (Date of Inception) through September 30, 2021 and has commenced limited operations, raising substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of this filing. Management’s plans include seeking additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Future Financings

We anticipate that we will rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

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

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06 to simplify the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The update also provides for expanded disclosure requirements to increase transparency. For SEC filers, excluding smaller reporting companies, this update is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, this Update is effective for fiscal years beginning after December 15, 2023, including interim periods therein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of September 30, 2021, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our internal controls and procedures are not effective for the following reasons: (i) there has been an inadequate segregation of duties consistent with control objectives as management was comprised of only one person, who is the Company’s principal executive officer and principal financial officer and, (ii) the Company currently has no formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

In order to mitigate the foregoing material weakness, we intend to engage additional management and outside accounting consultants with significant experience in the preparation of financial statements in conformity with GAAP to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity with GAAP. Further, it is the intent of management to establish an audit committee compliant with the regulations to ensure adequate board oversight going forward. We will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate.

We are currently hiring additional staff to provide greater segregation of duties. Management will continue to assess this matter to determine whether improvement in segregation of duty is adequately established. In addition, we have expanded our board to include independent members and may add additional independent directors, if and when deemed necessary.

Going forward, we intend to evaluate our processes and procedures and, where practicable and resources permit, implement changes in order to have more effective controls over financial reporting.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S- 1 filed on August 6, 2008).
3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed on August 6, 2008).
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on June 2, 2021).
(10)	Material Contracts
10.1	Engagement Agreement between the Company and Lee Larson Elmore data May 1, 2021, filed herewith.
10.2	Board of Directors Services Agreement between the Company and Poonacha Machaiah, dated July 16, 2021, filed herewith
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1

Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications
32.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HEALING COMPANY INC.

Date: February 22, 2022	By:	/s/ Simon Belsham
Simon Belsham
Chief Executive Officer (Principal Executive Officer)

Date: February 22, 2022	By:	/s/ Lee Larson Elmore
Lee Larson Elmore
Principal Financial and Accounting Officer

