Form 10-Q
period 2021-12-31
Healing Co Inc.
filed 2022-02-22
CIK 1441082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE HEALING COMPANY INC.

CONDENSED FINANCIAL STATEMENTS

For the Six Months ended December 31, 2021 and 2020

(Unaudited)

Prepared by Management

(Stated in US Dollars)

3

The Healing Company Inc.

Condensed Balance Sheets

(Stated in U.S. Dollars)

(Unaudited)

	December 31, 2021	June 30, 2021

ASSETS

Current Assets
Cash and cash equivalents	$1,115,065	$-
Total Current Assets	1,115,065	-
Total Assets	$1,115,065	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	135,028	79,110
Accounts Payable and accrued expenses – related party	65,000	-
Advances Payable – related parties	627,420	203,615
Subscription payable	1,000,000	-
Total Current Liabilities	1,827,448	282,725

Total Liabilities	$1,827,448	$282,725

Commitments and contingencies (Note 5)

Stockholders’ Deficit
Preferred Shares – 10,000,000 authorized, $0.001 par value
Seed Preferred Shares, 5,000,000 designated, $0.001 par value, of which 325,000 and 0 are issued and outstanding as of December 31, 2021, and June 30, 2021 respectively	325	-
Common Shares – 300,000,000 authorized, $0.001 par value, 44,000,000 shares issued and outstanding	44,000	44,000
Additional Paid in Capital	649,675	-
Accumulated Deficit	(1,406,383)	(326,725)
Total Stockholders’ Deficit	(712,383)	(282,725)
Total Liabilities and Stockholders Deficit	(1,115,065)	-

The accompanying notes are an integral part of these unaudited condensed financial statements

The Healing Company Inc.

Condensed Statements of Operations

(Stated in U.S. Dollars)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2021	2020	2021	2020
Sales	$-	$-	$-	$-

Operating expenses
General and Administrative	27,740	683	33,876	3,195
Professional and Consulting fees	301,763	2,350	891,402	4,828
Management fees	154,380	-	154,380	-
Total operating expenses	483,883	3,033	1,079,658	8,023

(Loss) from Operations before income taxes	(483,883)	(3,033)	(1,079,658)	(8,023)

Provisions for income taxes	-	-	-	-

Net (loss)	$(483,883)	$(3,033)	$(1,079,658)	$(8,023)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.00)	$(0.03)	$(0.00)

Weighted average number of common shares used in per share calculations	44,000,000	44,000,000	44,000,000	44,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

The Healing Company Inc.

Condensed Statement of Stockholders’ Deficit

 (Stated in U.S. Dollars)

(Unaudited)

	Seed Preferred Stock		Common Stock		Additional Paid-in		Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance June 30, 2021	-	$-	44,000,000	$44,000	$-	$(326,725)	$(282,725)
Loss-- for the period	-	-	-	-	-	(595,775)	(595,775)
Balance September 30, 2021	-	$-	44,000,000	$44,000	$-	(922,500)	$(878,500)
Issuance of Seed Preferred Stock for cash	325,000	$325			649,675	-	650,000
Loss for the period	-	-	-	-	-	(483,883)	(483,883)
Balance December 31, 2021	325,000	$325	44,000,000	$44,000	$649,675	$(1,406,383)	(712,383)

	Common Stock		Additional Paid-in
	Shares	Amount	Capital	Deficit	Total
Balance June 30, 2020	44,000,000	$44,000	-	(213,378)	$(169,378)
Loss for the period	-	-	-	(4,990)	(4,990)
Balance, June 30, 2020	44,000,000	$44,000	$-	$(218,368)	$(174,368)
Loss for the period	-	-	-	(3,033)	(3,033)
Balance December 31, 2020	44,000,000	$44,000	$-	$(219,401)	$(177,401)

The accompanying notes are an integral part of these unaudited condensed financial statements

The Healing Company Inc.

Condensed Statements of Cash Flows

 (Stated in U.S. Dollars)

(Unaudited)

	For the six months ended December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,079,658)	$(8,023)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Accounts payable and accrued expenses	55,918	(6,355)
Accounts payable and accrued expenses – related party	65,000	-
Subscription payable	1,000,000	-
Net Cash provided by (used in) operating activities	41,260	(14,378)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of shares	650,000	14,980
Advances payable – related parties	423,805	-
Cash provided by financing activities	1,073,805	14,980

INCREASE IN CASH	1,115,065	602
CASH AT BEGINNING OF YEAR	-	1,347
CASH AT END OF PERIOD	$1,115,065	$1,949

Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

The Healing Company Inc.

Notes to the Unaudited Condensed Financial Statements

December 31, 2021

NOTE 1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND HISTORY –

Historical Information

The Healing Company Inc. (formerly “Lake Forest Minerals) a Nevada corporation, (hereinafter referred to as the “Company”) was incorporated in the State of Nevada on June 23, 2008. The Company was originally formed to engage in the acquisition, exploration and development of natural resource properties of merit.

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

On October 7, 2021, the sole director and majority shareholder approved the adoption of our Amended and Restated Articles of Incorporation, which replace our prior articles of incorporation in their entirety. Among other things, the Amended and Restated Articles of Incorporation authorize us to issue is 300,000,000 shares of stock, consisting of (a) 290,000,000 shares of common stock, $0.001 par value per share and (b) 10,000,000 shares of preferred stock, $0.001 par value per share, and establish 5,000,000 Seed Preferred Shares as a first series of such preferred stock.

A Certificate of Amendment was filed with the Nevada Secretary of State on October 7, 2021.

The Healing Company Inc.

Notes to the Unaudited Condensed Financial Statements

December 31, 2021

NOTE 1 -  DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND HISTORY –

Current Information – continued

During the period ended December 31, 2021, we entered into definitive agreements with non-U.S. persons to issue a total of 5,000,000 shares of the Seed Preferred stock in private transactions (the “Transactions”). Under the terms of the Transactions, we agreed to sell an aggregate of 5,000,000 Seed Preferred Shares at $2.00 per share for aggregate proceeds of $10,000,000. Prior to December 31, 2021, the Company received proceeds of $1,650,000 against the subscriptions and issued a total of 325,000  shares of Seed Preferred Stock.  As at December 31, 2021 the Company had not issued 500,000 shares relating to the $1,000,000 subscription proceeds received, which amount is reflected on the Company’s balance sheets as Subscription Payable.

All adjustments necessary for fair statement of the results for the periods have been made and all adjustments are of a normal recurring nature.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”). The Company's fiscal year end is June 30. Certain information and note disclosures normally included in the  financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the condensed financial statements for the three and six months ended December 31, 2021, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Form 10-K for the Company’s fiscal year ended June 30, 2021, as filed with the Securities and Exchange Commission (“SEC”).

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

INCOME TAXES - The Company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2021, and 2020 the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations.

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

The Healing Company Inc.

Notes to the Unaudited Condensed Financial Statements

December 31, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

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

RECENT ACCOUNTING PRONOUNCEMENTS -

The Company has implemented all new accounting pronouncements that are in effects and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

The Healing Company Inc.

Notes to the Unaudited Condensed Financial Statements

December 31, 2021

NOTE 3- GOING CONCERN

The Company has cash on hand of $1,115,065 and current liabilities of $1,827,448, including the liability of $1,000,000 in relation to certain subscribed for but unissued shares.  Further, the Company has entered into subscription agreements for an additional $8,350,000 which funds it intends to collect during the quarter ended March 31, 2022.   The Company has commenced limited operations and is conducting due diligence procedures on various potential acquisition targets.   Management believes the Company will have sufficient funds to continue operations within one year of the issuance date of this filing, however, there can be no assurance that the Company will receive the additional $8,350,000 in subscription funds or that the Company will be able to raise additional capital beyond the current cash on hand. Management’s plans include seeking additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives. The continuation of the Company as a going concern is also dependent upon the ability to attain profitable operations from the Company's future planned business operations. If the Company is unable to obtain adequate capital as needed, or conduct revenue generating operations, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

COVID-19 Pandemic

While it appears the COVID-19 pandemic is subsiding, the impact of COVID-19 could continue to have an adverse impact on the Company going forward.  COVID-19 has caused significant disruptions to the global financial markets, which may severely impact the Company’s ability to raise additional capital and to pursue certain acquisitions. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report and is highly uncertain and subject to change. The Company is not able to estimate the potential effects of the COVID-19 outbreak on its operations or financial condition for the next 12 months. There are no assurances that the Company will be able to meet its obligations, raise funds or conclude the acquisition of identified businesses.

NOTE 4. RELATED PARTY TRANSACTIONS

Astutia Venture Capital AG

As of January, 2021, the Company had received a total of $173,616 in advances from its previous CEO, Jeffrey Taylor.  On January 25, 2021, all advances made by the previous CEO were assigned to AVCG for $10. as part of a transaction where under AVCG also acquired a portion of 32,000,000 shares sold in a series of private transactions by Mr. Taylor for cash proceeds of $ 300,000. Further, during the fiscal year ended June 30, 2021, the Company received a further $29,999 in unsecured advances from AVCG for operational expenses.

During the six months ended December 31, 2021, a minority shareholder of the Company reimbursed AVCG for advances paid in the amount of $29,999, leaving $173,616 due and payable to AVCG at December 31, 2021, which is reflected on the balance sheets of the Company as Advances Payable – related parties. The amount owing is unsecured, non-interest bearing, and due on demand.

Lee Larson Elmore

Effective January 31, 2021, Mr. Jeffrey Taylor resigned as the President, Chief Executive Officer, Chief Financial Officer, Treasurer and director of the Company and Mr. Lee Larson Elmore was appointed President and sole director

On May 1, 2021, Mr. Elmore entered into an agreement with the Company  for a six  month term ending October 31, 2021, for a monthly fee of $1,000 plus stock compensation of 15,000 shares at $4.00 per share, or the equivalent cash consideration of $60,000, at Mr. Elmore’s election.  As at June 30, 2021, Mr. Elmore had received $2,000 and had accrued expenses of $60,000.

On July 1, 2021, Mr. Elmore invoiced the Company an additional $4,000 for services provided prior to the formal agreement.

The Healing Company Inc.

Notes to the Unaudited Condensed Financial Statements

December 31, 2021

NOTE 4. RELATED PARTY TRANSACTIONS (continued)

On November 1, 2021, Mr. Elmore entered into a revised compensation agreement with the Company through his controlled company, Administrative Services LLC, whereby services of Mr. Elmore would be invoiced at a rate of  $5,000 per month commencing November 1, 2021.

During the six months ended December 31, 2021, Administrative Services LLC  was paid a total of $12,000 in fees, leaving a balance owing at December 31, 2021 of $65,000 (December 31, 2020 – nil).

WAOW Advisory Group Gmbh

During the fiscal year ended June 30, 2021, WAOW Entrepreneurship Gmbh ("WAOWE") acquired certain shares of the Company in a series of private transactions with AVCG and Mr. Jeffrey Taylor, our former officer and director.

During six months ended December 31, 2021, an affiliated company, WAOW Advisory Group Gmbh (“WAOW”) assumed amounts owing to AVCG in the amount of $29,999 and advanced a further $423,804 to the Company. As of December 31, 2021, WAOW was owed a total of $453,803 which amount is reflected on the financial statements as Advances Payable – related parties.

NOTE 5 . COMMITMENTS AND CONTINGENCIES

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

NOTE 6. STOCKHOLDER DEFICIT

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

On October 7, 2021, the Company amended its authorized capital to 290,000,000 common shares and 10,000,000 preferred shares of which 5,000,000 are designated as Seed Preferred Shares with a par value of $0.001 per share.

Common Stock

The Company did not issue any shares of common stock during the six months ended December 31, 2021.

As at December 31, 2021 and June 30, 2021, the Company has a total of 44,000,000 shares of common stock issued and outstanding.

Seed Preferred Stock

The Company issued a total of 325,000 shares of its Seed Preferred Stock during the six months ended December 31, 2021 for total proceeds of $650,000.

As at December 31, 2021, the Company had a total of 325,000 shares of Seed Preferred Stock issued and outstanding (June 30, 2021-Nil).

The Healing Company Inc.

Notes to the Unaudited Condensed Financial Statements

December 31, 2021

NOTE 7.  OTHER COMMITMENTS

(a)

On November 27, 2021, the Company entered into a two-year employment agreement with Simon Belsham whereby Mr. Belsham was engaged by the Company to provide certain management services and to accept the appointment of Chief Executive Officer, President and Director immediately upon the Board making such appointment. The agreement provides for annual compensation of $400,000 in year one and $500,000 per annum in year two, a $75,000 signing bonus (which amount was paid during the six months ended December 31, 2021) and for the first calendar year completed during Mr. Belsham’s employment an annual bonus, with a maximum pay-out opportunity of one hundred thousand dollars ($100,000). During the second calendar year completed the annual bonus has a maximum pay-out opportunity of two hundred thousand dollars ($200,000). Further, under the terms of the employment agreement, within forty-five days of execution, Mr. Belsham is to be issued a total 1,250,000 shares of restricted common stock, subject to a restricted stock award agreement. As at the date of this report the shares underlying the stock award have yet to be issued.

(b)

Effective December 28, 2021, the Company entered into a two year Board Advisory Agreement with Deepak Chopra LLC for services to the Advisory Board of the Company. As consideration, Deepak Chopra LLC will receive $12,500 for each fiscal quarter and shall be granted a total of 200,000 non-statutory stock options with an exercise price set to the most recent Fair Market Value (FMV) at the time of the effective date of this agreement. Such options shall have a term of 10 years, with 25% of such Options to be fully vested as of (6) months from the Effective Date of this Agreement and the remainder vesting in three (3) equal installments every six (6) months thereafter until all Options have vested on the second anniversary of the Effective Date. At December 31, 2021 the Company has not yet adopted a stock option plan under which to grant the aforementioned stock options. Further under the agreement, the Company is to make an annual donation to The Chopra Foundation for Fifty Thousand Dollars ($50,000.00), with the first annual donation to be paid within thirty (30) days of the date of execution of the agreement.

(c)

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

(d)

On November 15, 2021, with an effective date of November 27, 2021, the Company entered into an employment agreement with Kelly Zuar. Under the terms of the agreement, Ms. Zuar with fill the position of executive business partner, reporting to the Company’s CEO. The agreement provides for an annual salary of $105,000 and a stock option for the purchase 100,000 shares of common stock in accordance with the terms of the Company’s stock incentive plan, once in place. At December 31, 2021 the Company has not yet adopted a stock option plan under which to grant the aforementioned stock options.

NOTE 8 - SUBSEQUENT EVENTS

On January 1, 2022, the Company entered into an independent contractor agreement with KET Consulting LLC (“KET”) to provide various marketing services, brand and go-to-market strategy and other operational services at the direction of the Board and the CEO.   The contract has an initial term of 18 months and is renewable by mutual consent for a further term.  Compensation is $240,000 per annum commencing January 1, 2022, payable monthly in arrears.  Further, under the agreement KET will be granted an option to purchase a total of 700,000 shares of the common stock of the Company to be granted under the Company’s Equity Incentive Plan, exercisable at $0.28 per share and vesting over a period of 48 months, with 25% to vest on January 1, 2023 and the remaining options shall vest monthly.

The Healing Company Inc.

Notes to the Unaudited Condensed Financial Statements

December 31, 2021

NOTE 8 - SUBSEQUENT EVENTS (continued)

On January 2, 2022, the Company entered into a 24 month services agreement with Flight Story Limited (“FSL”), whereby FSL will provide various services.   Under the terms of the agreement, FST will be paid fees based on projects totaling $180,000 per annum and will receive 675,000 stock options, exercisable at $0.28 per share upon execution of the contract with a further 1,500,000 stock options at $2.00 per share which shall vest, 25% upon completion of an up-round capital raise in 2022, 25% on share prices sustaining an average market capitalization above $200 million for 30 days, 25% on the Company being listed on NASDAQ and the final 25% upon share prices sustaining an average market capitalization above $400 million for 30 days   The options will expire 5 years from an IPO being completed by the Company.

Effective January 10, 2022, Mr. Larson Elmore resigned as the President, Chief Executive Officer and director of the company.  Mr. Elmore remains as the Company’s Chief Financial Officer, Treasurer and Secretary.  Concurrently, Mr. Simon Belsham was appointed to fill the ensuing vacancies and each of  Steven Bartlett, Poonacha Machaiah and Anabel Oelmann were appointed to the Company’s board of directors.

On January 17, 2022, the Company entered into a letter agreement with R Agency to provide public relations services.  Consideration for the services to be provided are $15,750 per month commencing at the date of execution of the letter agreement.  The agreement will expire on July 16, 2022, unless terminated earlier upon 60 days written notice.

On February 2, 2022, the Company entered into a non-binding letter of intent to provide a Credit Facility Term Sheet with i80 Group (“Group”)  whereby Group will provide credit facilities initially in an amount up to $75,000,000 with an option at Group’s discretion to provide a further $75,000,000 to a newly formed wholly-owned subsidiary to be incorporated by the Company.  A definitive agreement has not yet been concluded.

On February 7, 2022, the Company entered into a letter agreement with R Agency to provide public relations services.  Consideration for the services to be provided are $15,750 per month commencing at the date of execution of the letter agreement.  The agreement will expire on July 16, 2022, unless terminated earlier upon 60 days written notice.

On February 16, 2022, the Company entered into a Board of Directors Services Agreement with Steven Bartlett with a January 1, 2022 start date, whereby Mr. Bartlett will receive an annual fee of $37,500 payable in 12 monthly installments in arrears and will be granted an option to purchase 125,000 shares of the Company’s common stock at the fair market value at the time of such grant.

The Company’s management has reviewed all material subsequent events through the date these financial statements were issued in accordance with ASC 855-10.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains predictions, estimates and other forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors  including the risks set forth in the section entitled “Risk Factors” in our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1, as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2018, that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements

Forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Report. You should read this Report with the understanding that our actual future results may be materially different from what we expect.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

The management’s discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements for the three and months ended December 31, 2021 and the notes thereto appearing elsewhere in this Report and the Company’s audited financial statements for the fiscal year ended June 30, 2021, as filed with the SEC on Form 10-K on October 14, 2021.

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

On October 7, 2021, our board of directors and major shareholder approved the adoption of our Amended and Restated Articles of Incorporation, which replaced our prior articles of incorporation in their entirety. Among other things, the Amended and Restated Articles of Incorporation authorize us to issue is 300,000,000 shares of stock, consisting of (a) 290,000,000 shares of common stock, $0.001 par value per share and (b) 10,000,000 shares of preferred stock, $0.001 par value per share, of which we designated 5,000,000 Seed Preferred Shares as a first series of such preferred stock.

A Certificate of Amendment was filed with the Nevada Secretary of State on October 7, 2021.

On October 7, 2021, our board of directors and major shareholder approved the adoption of our amended and restated bylaws, which have been updated in line with the changes to the Amended and Restated Articles of Incorporation and replace our prior bylaws in their entirety.

During October, 2021, we entered into share purchase agreements and share restriction agreements with investors and issued a first tranche of our Seed Preferred Shares, $0.001 par value per share (the “Seed Preferred Shares”), in a private placement, whereby the Company will sell a total of 5,000,000 shares of Seed Preferred Shares at $2.00 per share to raise $10,000,000 (the “Seed Preferred Offering”). As of December 31, 2021, the Company had issued a total of 325,000 Seed Preferred Shares under the Seed Preferred Offering.  As of the date of this filing, the Seed Preferred Offering is fully subscribed, and the Company expects to close the Offering during the quarter ending March 31, 2022.

During the period covered by this report, the Company, in cooperation with its major shareholder, the Company determined to redefine its acquisition objectives to establish a platform of companies that source, harvest, and utilize the most natural compounds for holistic nutrition from around the world. Management determined to pursue these opportunities in the wellness sector based on their evaluation of a heightened and growing awareness and interest in wellness which management further believes has been stimulated by a values reset during the pandemic.

In doing so, the Company intends to offer the best natural remedies to connect humans with nature and prevent and heal lifestyle diseases on a broad scale. In that regard, management has identified various targets which are currently undergoing due diligence review. To that end, during the most recently completed fiscal period ended December 31, 2021, the Company has identified candidates for senior management and board positions that complement the Company’s entry into this section.

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

In order to attain these goals during the period covered by this report, management entered into various contracts with employees and consultants all of whom have experience in marketing, wellness and health fields.  Further information on the new management retained can be found in this report under Other Information.

Results of Operations

Three Months Ended December 31, 2021, compared to the three months ended December 31, 2020

We had a net loss of $483,883 for the three month period ended December 31, 2021, as compared to a net loss for the period ended December 31, 2020, of $3,033. The substantial increase to our current period loss a direct result of an increase in operational expenses of $480,850, consisting of increases to general and administrative expenses of $27,057, professional and consulting fees of $299,413 and management fees of $154,380.  These increased costs were a result of the Company’s decision to change its business direction and move to retain additional management and operational staff as well as legal and accounting staff to support its planned growth in the health and wellness sector.

The following table summarizes key items of comparison and their related increase for the three month periods ended December 31, 2021, and 2020.

Three Months ended December 31, 2021, and 2020

	Three Months Ended		Change between the three month periods ended December 31,
	December 31, 2021	December 31, 2020	2021, and 2020
General and Administrative	$27,740	$683	$27,057
Professional and Consulting Fees	301,763	2,350	299,413
Management Fees	154,380	-	154,380

Net loss	$(483,883)	$(3,033)	$480,850

We have not earned any revenues since inception.  Management expects revenues to commence prior to June 30, 2022, through the acquisition of operating businesses and is currently completing due diligence reviews of various target acquisitions.

Six months ended December 31, 2021 and 2020

We had a net loss of $1,079,658 for the six month period ended December 31, 2021, as compared to a loss for the period ended December 31, 2020, of $8,023. The substantial increase in our current period loss is due to an increase in operational expenses of $1,071,635, including an increase in general and administrative expenses of $30,681, professional and consulting fees of $886,574 and management fees of $154,380.  These increased costs were a result of the Company’s decision to change its business direction and move to retain additional management and operational staff as well as legal and accounting staff to support its planned growth in the health and wellness sector.

Six Months ended December 31, 2021, and 2020

	Six Months Ended		Change between the six month periods ended December 31,
	December 31, 2021	December 31, 2020	2021, and 2020
General and Administrative	$33,876	$3,195	$30,681
Professional and Consulting Fees	891,402	4,828	886,574
Management Fees	154,380	-	154,380

Net loss	$(1,079,658)	$(8,023)	$1,071,635

Statements of Cash Flows

December 31 2021 and 2020

The following table summarizes our cash flows for the period presented:

	December 31, 2021	December 31, 2020
Net cash provided by (used in) operating activities	$41,260	$(14,378)
Net cash provided by financing activities	1,073,805	14,980
Increase in cash	1,115,065	602
Cash end of period	$1,115,605	$1,949

Cash Used in Operating Activities

Net Cash provided by operating activities for the six months ended December 31, 2021 was $41,260 as compared to $14,378 of cash used by operating activities in the six months ended December 31, 2020.

Changes in operating activities in the six months ended December 31, 2021, include an increase in accounts payable and accrued expenses of $55,918, an increase to related party payables of 65,000 and a subscription payable of $1,000,000 resulting from unissued shares relating to private placement subscription funds received by the Company during the period, offset by our net loss of $1,079,658 for total cash provided from operating activities of $41,260. Changes in operating activities in the six months ended December 31, 2020, included a decrease in accounts payable and accrued expenses of $6,355 combined with a net loss of $8,023 for total cash used in operating activities of $14,378.

Cash Provided by Financing Activities

During the six months ended December 31, 2021, financing activities provided net cash of $1,073,805, which was comprised of proceeds from private placement share subscriptions of $650,000 and proceeds from related party advances of $423,805.

During the six months ended December 31, 2020, financing activities provided cash of $14,980 from proceeds from sale of shares.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2021, reflects current assets of $1,115,065, consisting solely of cash on hand.  We had a working capital deficit of $712,382 (June 30, 2021 - $282,725) and have reported accumulated losses to date of $1,406,383. We have unfunded subscriptions totaling $8,350,000 and expect to receive those funds in the quarter ended March 31, 2022.   We believe that upon receipt of the subscription proceeds we will have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

The Company has been a shell with no operations until the quarter ended September 30, 2021, when management determined to pursue business opportunities in the health and wellness sector and commenced operations by retaining qualified additional management to assist in identifying potential acquisitions. We are currently in the start-up phase and have not generated any revenues from operations to date.  There can be no assurance that we will be able to identify and acquire revenue generating operations to fulfil our planned business objectives.  In January 2021, the Company underwent a change in control with the sale of the majority shareholdings by our then current CEO and the resignation and appointment of the sole officer and director. With the change in control management and the majority shareholder determined to enter into the health and wellness sector and commenced the search for qualified officers, directors and management to guide the proposed growth of the Company. Operating capital was advanced by related party and third-party stockholders for operations which allowed the Company to effect certain changes to its authorized capital effecting a forward split of the then issued and outstanding shares of the Company and designating a series of Seed Preferred Stock. The Company undertook an offering of its Seed Preferred Stock to raise a total of $10,000,000 at a price of $2.00 per share.  As of December 31, 2021, the Company was fully subscribed under the Seed Preferred offering and had received subscription funds totaling $1,650,000, upon receipt of which we have issued 325,000 Seed Preferred shares and recorded a Subscription payable for the remaining $1,000,000 pending issuance of the underlying preferred stock.  The Company expects to collect the remaining $8,350,000 in subscriptions in the upcoming quarter ended March 31, 2022.

During the period covered by this report the Company entered into various consulting and employment agreements with management, consultants, advisory board members and intended individuals who would join the Company’s Board of Directors. Subsequent to the period covered by this report, the current CEO, President and Director, Lee Larson Elmore resigned those positions and continued to serve as Secretary and Treasurer of the Company and Mr. Simon Belsham was appointed as CEO, President and Director. Further the Company appointed three new members to the Board of Directors in January 2022.  All of the new appointees have experience that will assist the Company in achieving its proposed business objectives. The issuance of additional securities may result in significant dilution in the equity interests of our current stockholders. The Company is currently reviewing a number of potential business acquisitions and expects to enter into acquisition agreements prior to the fiscal year ending June 30, 2022.  There can be no assurance that the Company will be successful in concluding any proposed acquisitions.  There is no assurance that the funds still due under the accepted subscription agreements will be received or that we will be able to obtain further funds required for our proposed operations or that additional financing will be available for use when needed or, if available, that it can be obtained on commercially reasonable terms.

COVID-19 Pandemic

While it appears the COVID-19 pandemic is subsiding, the impact of COVID-19 could continue to have an adverse impact on the Company going forward.  COVID-19 has caused significant disruptions to the global financial markets, which may severely impact the Company’s ability to raise additional capital and to pursue certain acquisitions. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report and is highly uncertain and subject to change. The Company is not able to estimate the potential effects of the COVID-19 outbreak on its operations or financial condition for the next 12 months. There are no assurances that the Company will be able to meet its obligations, raise funds or conclude the acquisition of identified businesses.

Going Concern

These unaudited condensed financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has cash on hand of $1,115,065 and current liabilities of $1,827,448, including the liability of $1,000,000 in relation to certain subscribed for, but unissued shares.  Further, the Company has entered into subscription agreements for an additional $8,350,000 which funds it intends to collect during the quarter ended March 31, 2022. The Company has commenced limited operations and is conducting due diligence procedures on various potential acquisition targets. Management believes the Company will have sufficient funds to continue operations within one year of the issuance date of this filing, however, there can be no assurance that the Company will receive the additional $8,350,000 in subscription funds or that the Company will be able to raise additional capital beyond the current cash on hand. Management’s plans include seeking additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives. The continuation of the Company as a going concern is also dependent upon the ability to attain profitable operations from the Company's future planned business operations. If the Company is unable to obtain adequate capital as needed, or conduct revenue generating operations, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of December 31, 2021, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

In order to mitigate the foregoing material weakness, we have engaged additional management and outside accounting consultants with significant experience in the preparation of financial statements in conformity with GAAP to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity with GAAP. Further, it is the intent of management to establish an audit committee compliant with the regulations to ensure adequate board oversight going forward.  We will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Effective January 10, 2022, Mr. Larson Elmore resigned as the President, Chief Executive Officer and director of the company.  Mr. Elmore remains as the company’s Chief Financial Officer, Treasurer and Secretary.  Having consented to act as an officer and director of the company, Simon Belsham was appointed to fill the ensuing vacancies. Mr. Elmore’s resignation was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.

Concurrently appointed as members of the Board of Directors were Steven Bartlett, Poonacha Machaiah and Anabel Oelmann.

Simon Belsham, President, Chief Executive Officer and Director.

Simon’s career has been focused on unlocking the opportunities of consumer technology and retail amidst evolving consumer behaviors.

Simon recently joined as CEO for The Healing Company, where he and the founding team have a vision to inspire and lead the way to a healthier world through the most effective alternative healing methods. This is following a 20+ year career as a general manager building and leading consumer tech businesses across the US, UK, Europe and Asia. He has been CEO and President of a variety of businesses from start-up (Ocado, Fetch.co.uk, Equinox Media, notonthehighstreet.com) to e-commerce divisions of the largest companies in the world (Jet.com / Walmart, Tesco.com).  Most recently Simon served as President of Equinox Media in New York, where he helped start and lead the development of a pioneering digital fitness and wellness platform, Equinox+ and the SoulCycle at-home bike.

Simon is passionate about mental and physical wellness, protecting nature, building community and sustainability. He has travelled and / or worked in more than 80 countries across all 7 continents and believes that business has an opportunity (and ultimately a responsibility) for enabling development of a fairer, more just and sustainable society.

Simon holds an MA from the University of Cambridge, UK and an MBA from the Harvard Business School.

Steven Bartlett, Director

Steven Bartlett is the 29-year-old Founder of the social media marketing agency Social Chain. From a bedroom in Manchester, this university drop-out built what would become one of the world’s most influential social media companies when he was just 21 years old, before taking his company public at 27 years old with a current market valuation of over $600M.

Steven Bartlett is as a speaker, investor, author, content creator and the host of one of Europe’s biggest podcasts, ‘The Diary of a CEO’. In 2021 Steven released his debut book ‘Happy Sexy Millionaire’ which was a Sunday Times best seller.

Steven is particularly focused on inspiring a new generation of entrepreneurs and creators from a BAME background.

Steven has invested in and joined the board of Huel, which is the UK’s fastest growing e-commerce company internationally. He’s also invested in and taken a role as an advisor in atai life sciences - a biotech company working to cure mental health disorders. Other investments focus on blockchain technologies, biotech, space, Web 3 and social media.

Recently, Steven has launched two new businesses, Flight Story & thirdweb.

Flight Story is a company focused on building resilient retail investor communities around great public companies. thirdweb is a platform that makes it easy to build web3 applications.

At just 29 years old, he is widely considered one of Europe’s most talented and accomplished young entrepreneurs and philosophical thinkers.

Steven will join BBC Dragon’s Den from Series 19 in January 2022, as the youngest ever Dragon in the TV Show’s history.

Poonacha Machaiah, Director

Poonacha Machaiah is a global leader among a new breed of social entrepreneurs, having chosen to apply his corporate expertise from 25 years as a business executive in multiple Fortune 100 companies and entrepreneurial initiatives to addressing societal and wellbeing challenges.

Poonacha is the CEO of The Chopra Foundation, a 501 (c) (3) organization dedicated to improving health and well-being, cultivating spiritual knowledge, expanding consciousness, and promoting world peace. He is the co-founder of the Never Alone Movement for Suicide Prevention and Mental Health along with both world-renowned mind-body medicine pioneer and New York Times best-selling author Deepak Chopra, M.D, actress and humanitarian Gabriella Wright.

Poonacha has launched the Warrior Monk™ brand targeted at creating a positive societal shift through the compassionate transformation of humankind (www.thewarriormonk.com). Poonacha is the founder of Wellbeing Tech, a leading technology innovation company that has deployed transformative wellbeing solutions such as the hyper-local neighborhood app i.e. GABL (www.gabl.global) and Remote Assistance Management platform for providing assisted reality with Glass Enterprise edition (www.wellbeingtech.com/ramp)

As a serial entrepreneur, he has co-founded startups such as Jiyo, Deepak Chopra InnerSpace, and Qyuki. He has also held senior management positions at Nortel, Iridium, Motorola and Sasken.

He holds an MBA from the College of William and Mary, and a Bachelor of Science in Computer Science and Engineering from the B.M.S. College of Engineering.

Anabel Oelmann, Director

Anabel is a certified nutritionist, through the Institute of Integrative Nutrition (IIN) in New York after graduating with an International Baccalaureate in Berlin. She has worked as a health coach and model the past 5 years, living in NY, LA, London and Sydney represented by IMG. During her career as a health coach she discovered the eclectic benefits of medical cannabis and witnessed its potential to alleviate symptoms and cure diseases firsthand. She then co-founded the company Greenstein in Germany, which is a fully licensed narcotic wholesaler, being responsible for public relations and business development. Based on her passion for making alternative medicine even more accessible she founded NOEO, a direct-to-consumer brand focusing on adaptogenic herbs. As a thought leader in the industry, Anabel saw a promising opportunity, starting ‘The Healing Company’, creating a platform to gather the most promising companies in the fast growing nutraceuticals space, and to accelerate a change in the health industry.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S- 1 filed on August 6, 2008).
3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed on August 6, 2008).
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on June 2, 2021).
(10)	Material Contracts
10.1	Engagement Agreement between the Company and Lee Larson Elmore dated May 1, 2021, (incorporated by reference to our Quarterly Report on Form 10 Q/A filed on February 22, 2022).
10.2	Board of Directors Services Agreement between the Company and Poonacha Machaiah, dated July 16, 2021, (incorporated by reference to our Quarterly Report on Form 10 Q/A filed on February 22, 2022).
10.3	Engagement Agreement between the Company and Administrative Services LLC dated November 1, 2021, filed herewith.
10.4	Employment Agreement between the Company and Kelly Zuar dated November 15, 2021, filed herewith
10.5	Employment Agreement between the Company and Simon Belsham dated November 27, 2021, filed herewith
10.6	Board of Directors Advisor Agreement between the Company and Deepak Chopra LLC filed herewith
10.7	Independent Contractor Agreement between the Company and KET Consulting LLC dated January 1, 2022, filed herewith
10.8	Services Agreement between the Company and Flight Story Limited dated January 10, 2022, filed herewith
10.10	Services Agreement between the Company and R Agency dated February 7, 2022, filed herewith
10.11	Board of Directors Services Agreement between the Company and Steven Bartlett filed herewith
(31)	Rule 13a-14(a)/15d-14(a) Certifications
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

