Form 10-Q
period 2022-03-31
Healing Co Inc.
filed 2022-05-25
CIK 1441082

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 20, 2022, there were 44,004,920 shares of the registrant’s common stock issued and outstanding.

The Healing Company Inc.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

3

The Healing Company Inc.

Condensed Consolidated Balance Sheets

(Stated in U.S. Dollars)

(Unaudited)

	March 31, 2022	June 30, 2021

ASSETS

Current Assets
Cash and cash equivalents	224,873	-
Prepaid expenses	207,038
VAT receivable	24,554
Inventory	$7,935	$-
Total Current Assets	464,400	-

Intangible assets	127,420
Total Assets	$591,820	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	260,464	79,110
Accounts payable – related party	9,060	-
Loan payable – related party	154,807	-
Advances Payable – related parties	608,908	203,615
Total Current Liabilities	1,033,239	282,725

Total Liabilities	$1,033,239	$282,725

Stockholders’ Deficit
Preferred Shares – 10,000,000 authorized, $0.001 par value
Seed Preferred Shares, 5,000,000 designated, $0.001 par value, of which 825,000 and 0 are issued and outstanding as of March 31, 2022, and June 30, 2021 respectively	825	-
Common Shares – 290,000,000 authorized, $0.001 par value, 44,004,920 and 44,000,000 shares issued and outstanding as at March 31, 2022 and June 30, 2021, respectively	44,005	44,000
Additional Paid in Capital	1,659,010	-
Subscription receivable	(477)
Accumulated Deficit	(2,145,242)	(326,725)
Other Comprehensive Income	460	-
Total Stockholders’ Deficit	(441,419)	(282,725)
Total Liabilities and Stockholders’ Deficit	$591,820	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

The Healing Company Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Stated in U.S. Dollars)

(Unaudited)

	Three months ended March 31		Nine months ended March 31,
	2022	2021	2022	2021
Revenues	$-	$-	$-	$-

Operating expenses
General and Administrative	153,884	1,460	187,760	4,655
Professional and Consulting fees	410,512	2,350	1,301,914	7,178
Management fees	174,096	-	328,476	-
Total operating expenses	738,492	3,810	1,818,150	11,833

Loss from Operations before income taxes	(738,492)	(3,810)	(1,818,150)	(11,833)

Other Expense
Interest expenses	(367)	-	(367)	-
Provisions for income taxes	-	-	-	-
Total Other Expense	(367)	-	(367)	-

Net loss	$(738,859)	$(3,810)	$(1,818,517)	$(11,833)

Other comprehensive loss
Foreign currency translation adjustment	460	-	460
Comprehensive loss	$(738,399)	$(3,810)	$(1,818,057)	$(11,833)

Basic and Diluted Loss Per Common Share	$(0.02)	$(0.00)	$(0.04)	$(0.00)

Weighted average number of common shares used in per share calculations	44,001,312	44,000,000	44,000,431	44,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

The Healing Company Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

 (Stated in U.S. Dollars)

(Unaudited)

	Seed Preferred Stock		Common Stock		Additional Paid-in	Subscription	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	(Deficit)
Balance June 30, 2021	-	$-	44,000,000	$44,000	$-	-	-	$(326,725)	$(282,725)
Loss- for the period	-	-	-	-	-	-	-	(595,775)	(595,775)
Balance September 30, 2021	-	$-	44,000,000	$44,000	$-	-	-	(922,500)	$(878,500)
Issuance of Seed Preferred Stock for cash	325,000	$325			649,675	-	-	-	650,000
Loss for the period	-	-	-	-	-	-	-	(483,883)	(483,883)
Balance December 31, 2021	325,000	$325	44,000,000	$44,000	$649,675	-	-	$(1,406,383)	(712,383)
Issuance of Seed Preferred Stock for cash	500,000	500	-	-	999,500	-	-	-	1,000,000
Issuance of common stock for cash			4,920	5	9,835	-	-	-	9,840
Loss for the period	-	-	-	-	-	-		(738,859)	(738,859)
Other comprehensive income	-	-	-	-	-	-	460	-	460
Subscription Receivable	-	-	-	-	-	(477)	-	-	(477)
Balance March 31, 2022	825,000	$825	44,004,920	$44,005	$1,659,010	(477)	460	$(2,145,242)	(441,419)

	Common Stock		Additional Paid-in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	(Deficit)
Balance June 30, 2020	44,000,000	$44,000	-	(213,378)	$(169,378)
Loss for the period	-	-	-	(4,990)	(4,990)
Balance, September 30, 2020	44,000,000	$44,000	$-	$(218,368)	$(174,368)
Loss for the period	-	-	-	(3,033)	(3,033)
Balance December 31, 2020	44,000,000	$44,000	$-	$(219,401)	$(177,401)
Loss for the period	-	-	-	(3,810)	(3,810)
Balance March 31, 2021	44,000,000	$44,000	$-	$(223,211)	$(181,211)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

The Healing Company Inc.

Condensed Consolidated Statements of Cash Flows

 (Stated in U.S. Dollars)

(Unaudited)

	For the nine months ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,818,517)	$(11,833)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Inventory	35	-
Prepaid expenses	(139,229)	-
Accounts payable related party	9,060
Accounts payable and accrued expenses	148,760	(5,725)
VAT receivable	(3,546)	-
Net Cash used in operating activities	(1,803,437)	(17,558)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid to purchase NOEO	(19,800)	-
Intangible assets	(8,318)	-
Cash used in financing activities	(28,118)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of shares	1,659,363	-
Advances payable – related parties	397,404	16,211
Cash provided by financing activities	2,056,767	16,211

Foreign Exchange Effect on Cash	(339)	-

INCREASE (DECREASE) IN CASH	224,873	(1,347)
CASH AT BEGINNING OF YEAR	-	1,347
CASH AT END OF PERIOD	$224,873	$-

Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2022

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

Concurrently the board and majority shareholder approved a resolution to effect a forward stock split of our authorized and issued and outstanding shares of common stock on a four (4) new shares for one (1) share held. Upon effectiveness of the forward split, our authorized capital became 300,000,000 shares of stock and our issued and outstanding shares of common stock increased from 11,000,000 to 44,000,000 shares of common stock, all with a par value of $0.001.  The Certificate of Amendment to effect the forward split and the change of name was filed with the Nevada Secretary of State on April 29, 2021. The name change and forward stock split were subsequently reviewed and approved by the Financial Industry Regulatory Authority (FINRA) with an effective date of June 2, 2021.  The impact of the forward split has been retroactively applied to all share and per share information contained herein.

On October 7, 2021, the sole director and majority shareholder approved the adoption of our Amended and Restated Articles of Incorporation, which replace our prior articles of incorporation in their entirety. Among other things, the Amended and Restated Articles of Incorporation authorized us to issue (a) 290,000,000 shares of common stock, $0.001 par value per share and (b) 10,000,000 shares of preferred stock, $0.001 par value per share, and establish 5,000,000 Seed Preferred Shares as a first series of such preferred stock.

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

On March 10, 2022, the company entered into and closed a share purchase agreement with Anabel Oelmann pursuant to which the company acquired 100% of the issued and outstanding capital stock of NOEO GmbH, a German company (“NOEO”), involved in direct-to-consumer brand focusing on adaptogenic herbs and currently focused on three key products which include joint, memory and digestive complexes derived from mushrooms, in exchange for cash consideration of EUR25,000 (USD$29,800).  Ms. Oelmann is a director of the Company and the sole shareholder of NOEO. On closing, NOEO became a wholly owned subsidiary of the Company, and the Company exited from shell status.

On March 23, 2022, the Board of Directors appointed Kay Koplovitz to the Board of Directors and as Chairman of the Board effective April 1, 2022.

All adjustments necessary for fair statement of the results for the periods have been made and all adjustments are of a normal recurring nature.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2022

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”). The Company's fiscal year end is June 30. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the condensed financial statements for the three and nine months ended March 31, 2022, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Form 10-K for the Company’s fiscal year ended June 30, 2021, as filed with the Securities and Exchange Commission (“SEC”).

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

PRINCIPALS OF CONSOLIDATION - The consolidated financial statements include the accounts of The Healing Company and its 100% controlled subsidiary, NOEO GmBH. All significant intercompany balances and transactions have been eliminated. "The Healing Company", the "Company", "we", "our" or "us" is intended to mean The Healing Company, including the subsidiaries indicated above, unless otherwise indicated.

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

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2022

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FINANCIAL INSTRUMENTS – (continued)

The Company’s financial instruments consist principally of Accounts payable and accrued liabilities, and amounts due to related parties. Pursuant to ASC 820 and 825, the fair value of our cash and cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The company believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

REVENUE RECOGNITION - The Company follows ASC 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation. During the three months ended March 31, 2022, the Company generated modest revenues from selling its wellness products direct to customers using its owned and operated eCommerce website. The Company considers its performance obligations satisfied upon shipment and/or delivery of the purchased products to the customer.  The Company evaluates returns from customers purchasing product using its eCommerce site on a case-by-case basis and generally will issue replacement product in the limited cases of product returns.  The Company has no policy requiring cash refunds.

COST OF SALES - Cost of sales includes actual product cost, labor, if any, and direct overheard, which is applied on a per unit basis.

FOREIGN CURRENCY TRANSLATION - The Company uses the U.S. Dollar as the reporting currency for its financial statements. Functional currency is the currency of the primary economic environment in which an entity operates. The functional currency of the Company’s wholly owned subsidiary, NOEO, is the Euro.

Assets and liabilities of the Company’s subsidiary are translated into U.S. Dollars at period-end foreign exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in “Accumulated other comprehensive income” as a separate component of stockholders’ equity, and in the “Effect of exchange rate changes on cash and cash equivalents,” on the Company’s consolidated statements of cash flows. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in “General and Administrative” expenses on the Company’s consolidated statements of operations.

INVENTORY - Inventory consists of finished goods and totaled $7,935 and $0 at March 31, 2022 and December 31, 2021. The Company values inventory at the lower of cost or market value, with cost determined using First-In-First-Out Method.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2022

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INTANGIBLE ASSETS - The Company generally recognizes assets for brand recognition, trade secret product formulations, and intellectual property such as finite-lived trade names. Finite-lived intangible assets are carried at acquisition cost less accumulated amortization. Such amortization is recorded on a straight-line basis over the estimated useful lives of the respective assets. Amortization for trade names is recognized in sales and marketing expenses. In the three months ended March 31, 2022, the Company recorded assets acquired from the acquisition of NOEO of approximately $127,420 and expended a further $8,318 on trademark registration.  Intangible assets acquired with NOEO included intellectual property and trademarks, an ecommerce website and branding recognition.  The Company initially records acquired intangible assets at their estimated fair values and management reviews these assets periodically for impairment.

RECENT ACCOUNTING PRONOUNCEMENTS - The Company has implemented all new accounting pronouncements that are in effects and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3- GOING CONCERN

The Company has negative working capital of $568,839 as at March 31, 2022.  The Company has entered into private placement subscription agreements for an additional $8,350,000 of which the Company has collected $7,130,000 in May 2022, with the remaining $1,220,000 expected to be collected in full during the quarter ended June 30, 2022.   The Company has commenced limited operations and is conducting due diligence procedures on various potential acquisition targets.   Management believes the Company will have sufficient funds to continue operations within one year of the issuance date of this filing, however, there can be no assurance that the Company will receive all of the expected subscription funds or that the Company will be able to raise additional capital beyond the current cash on hand. Management’s plans include seeking additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives. The continuation of the Company as a going concern is also dependent upon the ability to attain profitable operations from the Company's future planned business operations. If the Company is unable to obtain adequate capital as needed, or conduct revenue generating operations, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2022

NOTE 4 – ACQUISITION

On March 10, 2022, the Company closed a Share Purchase Agreement pursuant to which we acquired 100% of the issued and outstanding capital stock of NOEO GmBH, a German corporation, controlled by a member of our board of directors, for total consideration of $28,290 (EUR25,000), paid on closing. NOEO has established a series of wellness products, sold direct-to-consumer focusing on adaptogenic herbs and the marketing of three key products which include joint, memory and digestive complexes taken orally derived from functional mushrooms.  The acquisition is in line with the Company’s current mandate of acquiring operating wellness-focused businesses. On closing, the shares of NOEO were transferred to the Company and NOEO became a wholly owned subsidiary of the Company.

The following table sets forth the net assets as of March 10, 2022:

March 10, 2022

Cash and cash equivalent	$8,490
Inventory	8,145
Prepaid expenses	69,153
Recoverable value added tax	21,507
Intangible assets	67,530
Accounts payable and accrued liabilities	(33,295)
Advances and accounts payable, related party	(8,065)
Loan payable, related party	(158,190)
Net assets	(24,725)

Consideration: Cash purchase	28,290

Additions to intangible assets	$53,015

The purchase accounting for the acquisition of NOEO  remains incomplete with respect to opening intangible assets and recoverable taxes as management continues to gather and evaluate information about circumstances that existed as of the acquisition date. Measurement period adjustments will be recognized prospectively. The measurement period is not to exceed 12 months from the date of acquisition.

NOTE 5. RELATED PARTY TRANSACTIONS

Astutia Venture Capital AG (“AVCG”)

As of January 2021, the Company had received a total of $173,616 in advances from its previous CEO, Jeffrey Taylor.  On January 25, 2021, all advances made by the previous CEO were assigned to AVCG for $10. as part of a transaction where under AVCG also acquired a portion of 32,000,000 shares sold in a series of private transactions by Mr. Taylor. Further, during the fiscal year ended June 30, 2021, the Company received a further $29,999 in unsecured advances from AVCG for operational expenses.

During the nine months ended March 31, 2022, a minority shareholder of the Company reimbursed AVCG for advances paid in the amount of $29,999, leaving $173,616 due and payable to AVCG at March 31, 2022, which is reflected on the balance sheets of the Company as Advances Payable – related parties. The amount owing is unsecured, non-interest bearing, and due on demand.

WAOW Advisory Group Gmbh

During the fiscal year ended June 30, 2021, WAOW Entrepreneurship Gmbh ("WAOWE") acquired certain shares of the Company in a series of private transactions with AVCG and Mr. Jeffrey Taylor, our former officer and director.

During the nine months ended March 31, 2022, an affiliated company, WAOW Advisory Group Gmbh (“WAOW”) assumed amounts owing to AVCG in the amount of $29,999 and advanced a further $401,091 to the Company, leaving a balance of $431,090 ($453,803 – December 31, 2021) due and payable.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2022

NOTE 5. RELATED PARTY TRANSACTIONS (continued)

WAOW Advisory Group Gmbh (cont’d)

On March 10, 2022 the Company acquired NOEO (See Note 3).  At the date of the acquisition, WAOW had outstanding loans with NOEO with a remaining principal balance of $154,807 (EUR139,793).  Terms of the loans require interest at rates of 2.5 and 5% per annum, with maturity dates December 31, 2022 and March 30, 2024, respectively.  Accrued and unpaid interest at March 31, 2022, totaled $4,060, which is reflected in accounts payable – related parties. .

Lee Larson Elmore, Secretary

Effective January 31, 2021, Mr. Jeffrey Taylor resigned as the President, Chief Executive Officer, Chief Financial Officer, Treasurer and director of the Company and Mr. Lee Larson Elmore was appointed President and sole director

On May 1, 2021, Mr. Elmore entered into an agreement with the Company  for a six-month term ending October 31, 2021, for a monthly fee of $1,000 plus stock compensation of 15,000 shares at $4.00 per share, or the equivalent cash consideration of $60,000, at Mr. Elmore’s election.  As at June 30, 2021, Mr. Elmore had received $2,000 and had accrued expenses of $60,000.  On July 1, 2021, Mr. Elmore invoiced the Company an additional $4,000 for services provided prior to the formal agreement of May 1, 2021.

On November 1, 2021, Mr. Elmore entered into a revised compensation agreement with the Company through his controlled company, Administrative Services LLC, whereby services of Mr. Elmore would be invoiced at a rate of  $5,000 per month commencing November 1, 2021.

During the three and nine months ended March 31, 2022 and 2021, respectively, Mr. Elmore and his controlled company invoiced $15,000 and Nil and $33,000 and $62,000.  A total of $5,000 remained due and payable to Mr. Elmore at March 31, 2022.

Simon Belsham, CEO, President and Director

On November 27, 2021, the Company entered into a two-year employment agreement with Simon Belsham whereby Mr. Belsham was engaged by the Company to provide certain management services and to accept the appointment of Chief Executive Officer, President and Director immediately upon the Board making such appointment. The agreement provides for annual compensation of $400,000 in year one and $500,000 per annum in year two, a $75,000 signing bonus (which amount was paid during the six months ended December 31, 2021) and for the first calendar year completed during Mr. Belsham’s employment an annual bonus, with a maximum pay-out opportunity of one hundred thousand dollars ($100,000). During the second calendar year completed the annual bonus has a maximum pay-out opportunity of two hundred thousand dollars ($200,000). Further, under the terms of the employment agreement, within forty-five days of execution, Mr. Belsham is to be issued a total 1,250,000 shares of restricted common stock, subject to a restricted stock award agreement. As at the date of this report the Company and Mr. Belsham have not agreed on the effective grant date for the shares underlying the stock award, which shares have yet to be issued.

Steven Bartlett, Director

On February 16, 2022, the Company entered into a Board of Directors Services Agreement with Steven Bartlett with a January 1, 2022 start date, whereby Mr. Bartlett will receive an annual fee of $37,500 payable in 12 monthly installments in arrears and will be granted an option to purchase 125,000 shares of the Company’s common stock at the fair market value at the time of such grant pursuant to terms to be set forth in the Company’s Equity Incentive Plan. The Company is currently in the process of completing the establishment of an equity incentive plan.  During the quarter ended March 31, 2022 Mr. Bartlett was paid $9,375 under the terms of his contract.

Poonacha Machaiah, Director

On July 16, 2021, the Company entered into an agreement with Poonacha Machaiah, in relation to his proposed appointment to the Board of Directors of the Company. Under the terms of the agreement, retroactive to January 1, 2021, Mr. Machaiah is to receive an annual fee of $37,500 paid in equal monthly installments over 12 months and shall be granted the right to purchase $37,500 worth of the Company’s common stock based on an exercise price per share equal to the fair market value of the Common Stock of the Company at the time of such grant, pursuant to terms to be set forth in the Company’s Equity Incentive Plan. The Company is currently in the process of completing the establishment of an equity incentive plan. During the quarter ended March 31, 2022, Mr. Machaiah was paid $9,375 under the terms of his contract.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2022

NOTE 5. RELATED PARTY TRANSACTIONS (continued)

Anabel Oelmann, Director

On March 10, 2022, the Company entered into and closed a share purchase agreement with Anabel Oelmann pursuant to which the company acquired 100% of the issued and outstanding capital stock of NOEO GmbH, a German company (“NOEO”), involved in direct-to-consumer brand focusing on adaptogenic herbs and currently focused on three key products which include joint, memory and digestive complexes derived from mushrooms, in exchange for cash consideration of EUR25,000 (USD$29,800).  Ms. Oelmann is a director of the Company and was the sole shareholder of NOEO.  See Note 3.

At March 31, 2022, Ms. Oelmann and one of her controlled corporate entities are owed advances totaling $4,202 by the Company’s wholly owned subsidiary, NOEO.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

NOTE 7. STOCKHOLDERS’ DEFICIT

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

On October 7, 2021, the Company amended its authorized capital to 290,000,000 common shares and 10,000,000 preferred shares of which 5,000,000 are designated as Seed Preferred Shares, each with a par value of $0.001 per share.

Common Stock

The Company did not issue any shares of common stock during the six months ended December 31, 2021.

On March 7, 2022, the Company issued 4,920 shares of our common stock subscribed for under definitive agreements with 41 non-U.S. persons in a private transaction (the “Transaction”). Under the terms of the Transaction, the company sold 4,920 Common Shares at $2.00 per share for aggregate proceeds of $9,840.  At  March 31, 2022, the Company was awaiting shortfall payments from two subscribers totaling $477, which amount is reflected on the balance sheets as Subscription Receivable.

As at March 31, 2021 and December 31, 2021, the Company has a total of 44,004,920 and 44,000,000 shares of common stock issued and outstanding, respectively.

Seed Preferred Stock

During the six months ended December 31, 2021, the company entered into definitive agreements with non-U.S. persons to issue a total of 5,000,000 shares of  Seed Preferred stock in private transactions (the “Transactions”). Under the terms of the Transactions, the company agreed to sell an aggregate of 5,000,000 Seed Preferred Shares at $2.00 per share for proceeds of $10,000,000. Prior to December 31, 2021, the Company received proceeds of $1,650,000 against the subscriptions and issued a total of 325,000 shares of Seed Preferred Stock.  The remaining 500,000 shares of Seed Preferred Stock were issued in the three months ended March 31, 2022.

At March 31, 2022 and December 31, 2021, the Company had a total of 825,000 and 325,000 shares of Seed Preferred Stock issued and outstanding, respectively

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2022

NOTE 8.  OTHER COMMITMENTS

(a)

On November 15, 2021, with an effective date of November 27, 2021, the Company entered into an employment agreement with Kelly Zuar. Under the terms of the agreement, Ms. Zuar with fill the position of executive business partner, reporting to the Company’s CEO. The agreement provides for an annual salary of $105,000 and a stock option for the purchase 100,000 shares of common stock in accordance with the terms of the Company’s stock incentive plan, once in place. At March 31, 2022 the Company has not yet adopted a stock option plan under which to grant the aforementioned stock options.

(b)

Effective December 28, 2021, the Company entered into a two year Board Advisory Agreement with Deepak Chopra LLC for services to the Advisory Board of the Company. As consideration, Deepak Chopra LLC will receive $12,500 for each fiscal quarter and shall be granted a total of 200,000 non-statutory stock options with an exercise price set to the most recent Fair Market Value (FMV) at the time of the effective date of this agreement. Such options shall have a term of 10 years, with 25% of such Options to be fully vested as of (6) months from the Effective Date of this Agreement and the remainder vesting in three (3) equal installments every six (6) months thereafter until all Options have vested on the second anniversary of the Effective Date. At March 31, 2022 the Company has not yet adopted a stock option plan under which to grant the aforementioned stock options. Further under the agreement, the Company is to make an annual donation to The Chopra Foundation for Fifty Thousand Dollars ($50,000.00), with the first annual donation to be paid within thirty (30) days of the date of execution of the agreement.  The Company remitted the required donation in April 2022.

(c)

On January 1, 2022, the Company entered into an independent contractor agreement with KET Consulting LLC (“KET”) to provide various marketing services, brand and go-to-market strategy and other operational services at the direction of the Board and the CEO. The contract has an initial term of 18 months and is renewable by mutual consent for a further term.  Compensation is $240,000 per annum commencing January 1, 2022, payable monthly in arrears.  Further, under the agreement KET will be granted an option to purchase a total of 700,000 shares of the common stock of the Company to be granted under the Company’s Equity Incentive Plan, exercisable at $0.28 per share and vesting over a period of 48 months, with 25% to vest on January 1, 2023, and the remaining options shall vest monthly. At March 31, 2022 the Company has not yet adopted a stock option plan under which to grant the aforementioned stock options.

(d)

On January 2, 2022, the Company entered into a 24 month services agreement with Flight Story Limited (“FSL”), whereby FSL will provide various services.   Under the terms of the agreement, FST will be paid fees based on projects totaling $180,000 per annum and will receive 675,000 stock options, exercisable at $0.28 per share upon execution of the contract with a further 1,500,000 stock options at $2.00 per share which shall vest, 25% upon completion of an up-round capital raise in 2022, 25% on share prices sustaining an average market capitalization above $200 million for 30 days, 25% on the Company being listed on NASDAQ and the final 25% upon share prices sustaining an average market capitalization above $400 million for 30 days The options will expire 5 years from an IPO being completed by the Company. At March 31, 2022, the Company has not yet adopted a stock option plan under which to grant the aforementioned stock options.

(e)

On February 2, 2022, the Company entered into a non-binding letter of intent to provide a Credit Facility Term Sheet with i80 Group (“Group”)  whereby Group will provide credit facilities initially in an amount up to $75,000,000 with an option at Group’s discretion to provide a further $75,000,000 to a newly formed wholly-owned subsidiary to be incorporated by the Company.  A definitive agreement has not yet been concluded, however the initial review deposit of $50,000 has been remitted to the Group.

(f)

The Company entered into a letter agreement dated January 18, 2022with R Agency to provide public relations services.  Consideration for the services to be provided are $15,750 per month commencing at the date of execution of the letter agreement.  The agreement will expire on July 16, 2022, unless terminated earlier upon 60 days written notice.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2022

NOTE 8.  OTHER COMMITMENTS (continued)

(g)

On March 23, 2022, the Board of Directors approved a Board Service Agreement (the “Agreement”) and appointed Kay Koplovitz to the Board of Directors and as Chairman of the Board effective April 1, 2022.  Under the agreement to commence April 1, 2022, Ms. Koplovitz will be paid an annual fee of $50,000 for Director’s services (the “Director’s Fee”), which shall be payable quarterly, in arrears, as long as Director continues to fulfill her duties and provide the services. As further retainer payment for the Director’s provision of the services and subject to approval by the Board, the Company shall grant to Director options (the “Option”) to purchase two-hundred fifty thousand (250,000) shares of common stock. The Option and underlying shares shall be issued in accordance with the terms of the Company’s stock incentive plan and its standard director’s stock option agreement, which shall vest in accordance with the terms and conditions outlined in the plan and agreement. The Option shall be exercisable at the fair market value of the Common Stock as determined by the Company’s 2021 409A valuation ($0.28) and shall have a term of ten years. The shares underlying the Option (“Shares”) shall vest ratably over the two (2) year period commencing on the Effective Date of the Agreement (“Vesting Start Date”) as follows: 1/8th of the total shares shall vest each quarter, such that 100% of the Shares shall be vested as of the second anniversary of the Vesting Start Date, provided that Director is still a Director for the Company on each such vesting date. At March 31, 2022 the Company has not yet adopted a stock option plan under which to grant the aforementioned stock options.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to March 31, 2022, the Company received cash proceeds of $7,130,000 from non-US persons in respect to its private offering of Seed Preferred Shares for the purchase of 3,565,000 shares of Seed Preferred stock.  The Private Offering of up to 5,000,000 Seed Preferred shares is fully subscribed, with $1,120,000 remaining proceeds expected to be received prior to the close of May 2022.

The Company’s management has reviewed all material subsequent events through the date these financial statements were issued in accordance with ASC 855-10.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains predictions, estimates and other forward-looking statements relating to future events or our future financial performance. In some cases, you   can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors  including the risks set forth in the section entitled “Risk Factors” in our Current Report on Form 8-K as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2022, that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements

Forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Report. You should read this Report with the understanding that our actual future results may be materially different from what we expect.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the nine months ended March 31, 2022 and the notes thereto appearing elsewhere in this Report and the Company’s audited financial statements for the fiscal year ended June 30, 2021, as filed with the SEC on Form 10-K on October 14, 2021.

General Overview

The Company was incorporated as Lake Forest Minerals Inc. in the State of Nevada on June 23, 2008.

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

On October 7, 2021, our board of directors and major shareholder approved the adoption of our Amended and Restated Articles of Incorporation, which replaced our prior articles of incorporation in their entirety. Among other things, the Amended and Restated Articles of Incorporation authorize us to issue is 300,000,000 shares of stock, consisting of (a) 290,000,000 shares of common stock, $0.001 par value per share and (b) 10,000,000 shares of preferred stock, $0.001 par value per share, of which the Company designated 5,000,000 Seed Preferred Shares as a first series of such preferred stock.

A Certificate of Amendment was filed with the Nevada Secretary of State on October 7, 2021.

On October 7, 2021, our board of directors and major shareholder approved the adoption of our amended and restated bylaws, which have been updated in line with the changes to the Amended and Restated Articles of Incorporation and replace our prior bylaws in their entirety.

On October 8, 2021, the Company entered into share purchase agreements and share restriction agreements with investors and issued a first tranche of our Seed Preferred Shares, $0.001 par value per share (the “Seed Preferred Shares”), in a private placement, whereby the Company will sell a total of 5,000,000 shares of Seed Preferred Shares at $2.00 per share to raise $10,000,000 (the “Seed Preferred Offering”).   As of March 31, 2022, the Company has issued 825,000 Seed Preferred Shares under the Seed Preferred Offering. As of the date of this filing, the Seed Preferred Offering is fully subscribed, and the Company expects to close the Offering during the quarter ending June 30, 2022. Total proceeds received in respect of the offering subsequent to March 31, 2022 total $7,130,000, with the remaining $1,120,000 expected before the end of May, 2022.  Once the proceeds are received the Company will issue the remaining 4,175,000 Seed Preferred Shares to close the offering.

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

On March 10, 2022, the Company entered into and closed a share purchase agreement with Anabel Oelmann pursuant to which the Company acquired 100% of the issued and outstanding capital stock of NOEO GmbH, a German company (“NOEO”), involved in direct-to-consumer brand focusing on adaptogenic herbs and currently focused on three key products which include joint, memory and digestive complexes derived from mushrooms, in exchange for cash consideration of EUR25,000 (USD$29,800).  Ms. Oelmann is a director of the Company and the sole shareholder of NOEO. On closing, NOEO became a wholly owned subsidiary of the Company, and the Company exited from shell status. The Company filed a Current Report on  Form 8-K with the SEC in respect of the transaction on March 15, 2022.

On March 23, 2022, the Board of Directors appointed Kay Koplovitz to the Board of Directors and as Chairman of the Board effective April 1, 2022.

During the period covered by this report, the Company, in cooperation with its major shareholder, determined to redefine its acquisition objectives to establish a platform of companies that source, harvest, and utilize the most natural compounds for holistic nutrition from around the world. Management determined to pursue these opportunities in the wellness sector based on their evaluation of a heightened and growing awareness and interest in wellness which management further believes has been stimulated by a values reset during the pandemic.

In doing so, the Company intends to offer the best natural remedies to connect humans with nature and prevent and heal lifestyle diseases on a broad scale. As detailed above, the Company has completed its first acquisition in the wellness sector, NOEO and continues to identify additional acquisition targets.  The Company has expanded its management and board in the quarter ended March 31, 2022 with candidates experienced in our new area of operations and continues to review candidates for senior management and board positions that complement the Company’s entry into this section.

Plan of Operations

The Company is an emerging health and wellness company that has identified the need for a change to healthcare, where conventional medicine and alternative healing can both be drawn on to provide a world of integrated healing encompassing conventional medicine and alternative medicine.

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

Operations of NOEO

The Company’s recently acquired subsidiary, NOEO, is a company incorporated pursuant to the laws of Germany which commenced operations in early 2021 through direct to consumer sales of certain branded CDB oils and adaptogen products including mushroom complexes in the form of capsules. NOEO was originally founded by Greenstein Nutraceuticals Ltd. (“Greenstein), a German corporation also co-founded by Ms. Anabel Oelmann, a recently appointed director of our Company, and a certified nutritionist and health coach. Based on her passion for making alternative medicine more accessible, Ms. Oelmann founded NOEO for Greenstein, and subsequently acquired the shares of NOEO, including products marketed under the NOEO brand, certain formulations and recipes, trademarks and domains in a purchase and sale contract dated March 25, 2021. In March 2022, Ms. Oelmann and the Company entered into a purchase and sale agreement whereby Ms. Oelmann retained certain of the products, formulations and domains from NOEO, leaving NOEO with three fully developed and marketable adaptogen products under the NOEO brand as more particularly described below, the domain www.noeo.co and certain trademarks as well as any product existing inventory. The Company intends to immediately undertake the ongoing sales of the recently acquired NOEO products, as well as enhanced marketing efforts to bring recognition to the brand across a wider consumer base. In line with the Company’s mandate to identify and acquire unique opportunities in naturally derived supplements, medicines, and alternative therapies, the Company may also undertake future product development to further expand its current product line and branded offerings. NOEO was originally created with the aim of providing daily wellness through natural and herbal-based products, and the Company will continue to foster that mission.  Our website is located at http://www.noeo.co.

Our Products

NOEO was created with the mission to support the environment. All NOEO products are formulated using natural and cruelty-free ingredients. All NOEO products are plant based and organic. NOEO does not use chemicals, pesticides, or other non-natural ingredients. NOEO’s products are lab-tested and manufactured in high-end medical grade facilities in Germany following Good Manufacturing Practices (“GMP”). NOEO works together with labs that do not test on animals.

Product Portfolio

The Company currently offers three products that have been strategically developed to fit with its objective of delivering wellness products that meet its customers’ demands for stringent quality and consistency. The Company currently markets its products under the NOEO trade name. The Company’s current product categories are human ingestible products. Our products are made with pharma grade materials and compounds to ensure the best quality for our customers. Our ingredients have been carefully selected with extensive research, effort, and lots of love. Our packaging is eco-friendly and biodegradable.

Product Line

NOEO presently focuses on products which contain adaptogens, which are non-toxic plants that are believed to help the body adapt to stressors. These include substances that may also be considered food that provide medical or health benefits, including the possible prevention and treatment of disease. They may also include herbs and roots that have been around for centuries and used in Chinese and Ayurvedic healing traditions and recently have found their way back into the health industry. NOEO’s product line is focused on extracts which are highly concentrated active ingredients, from which the Company creates complexes which are combinations of more than one extract that synergize with each other.

NOEO offers an initial product line consisting of three mushroom complexes composed of medicinal mushrooms and herbs: A joint complex, a digestive complex and a memory complex. The products are prepared as capsules which can be taken orally twice a day, with any liquid.

NOEO products and its materials are not intended to prevent, diagnose, treat or cure a disease. The Company advises customers to always seek the advice of a doctor for questions regarding a medical condition, and before undertaking any diet, exercise or other health related changes to lifestyle. Food supplements are no substitute for a balanced diet. The Company recommends customers follow the instructions on the product and do not exceed the stated recommended daily doses.

Results of Operations

Three Months Ended March 31, 2022, compared to the three months ended March 31, 2021

Revenue

The Company did not record any revenue during the three months ended March 31, 2022 and 2021.

Operating Loss

The Company had an operating loss of $738,492 for the three-month period ended March 31, 2022, as compared to an operating loss for the period ended March 31, 2021, of $3,810. The substantial increase to our current period loss a direct result of an increase in operational expenses of $734,682, consisting of increases to general and administrative expenses of $152,424, professional and consulting fees of $408,162 and management fees of $174,096. These increased costs were a result of the Company’s decision to change its business direction and move to retain additional management and operational staff as well as legal and accounting staff to support its planned growth in the health and wellness sector.

The following table summarizes key items of comparison and their related increase for the three-month periods ended March 31, 2022 and March 31, 2021.

Three Months ended March 31, 2022 and 2021

	Three Months Ended		Change between the three-month periods ended March 31, 2022,
	March 31, 2022	March 31, 2021	and 2021
Net Revenue	$-	$-	$-

General and Administrative	$153,884	$1,460	$152,424
Professional and Consulting Fees	410,512	2,350	408,162
Management Fees	174,096	-	174,096

Operating expenses	(738,492)	(3,810)	(734,682)
Operating loss	$(738,492)	$(3,810)	$(734,682)

Nine  months ended March 31, 2022 and 2021

Revenue

The Company did not record any revenue during the nine months ended March 31, 2022 and 2021.

Operating Loss

The Company had an operating loss of $1,818,150 for the nine-month period ended March 31, 2022, as compared to an operating loss for the period ended March 31, 2021, of $11,833. The substantial increase to our current period loss a direct result of an increase in operational expenses of $1,806,267, consisting of increases to general and administrative expenses of $183,105, professional and consulting fees of $1,294,736 and management fees of $328,476. These increased costs were a result of the Company’s decision to change its business direction and move to retain additional management and operational staff as well as legal and accounting staff to support its planned growth in the health and wellness sector.

The following table summarizes key items of comparison and their related increase for the nine-month periods ended March 31, 2022 and March 31, 2021.

Nine Months ended March 31, 2022 and 2021

	Nine Months Ended		Change between the Nine-month periods ended March 31, 2022,
	March 31, 2022	March 31, 2021	and 2021
Net Revenue	$-	$-	$-

General and Administrative	$187,760	$4,655	$183,105
Professional and Consulting Fees	1,301,914	7,178	1,294,736
Management Fees	328,476	-	328,476

Operating expenses	(1,818,150)	(11,883)	(1,806,267)
Operating loss	$(1,818,150)	$(11,883)	$(1,806,267)

Statements of Cash Flows

March 31, 2022 and 2021

The following table summarizes our cash flows for the period presented:

	March 31, 2022	March 31, 2021
Net cash used in operating activities	$(1,803,437)	$(17,558)
Net cash used in investing activities	(28,118)	-
Net cash provided by financing activities	2,056,767	16,211
Foreign Exchange Rate effect on cash	(339)	-
Increase (decrease) in cash	224,873	(1,347)
Cash end of period	$224,873	$-

Cash Used in Operating Activities

Net Cash used in operating activities for the nine months ended March 31, 2022 was $1,803,437 as compared to $17,558 of cash used by operating activities in the nine months ended March 31, 2021.

Changes in operating activities in the nine months ended March 31, 2022, include an increase in accounts payable and accrued expenses of $148,760, an increase to related party payables of $9,060, a decrease to inventory of $35, an increase to prepaid expenses of $139,229, and an increase to VAT tax receivable of $3,546, offset by our net loss of $1,818,517. Changes in operating activities in the nine months ended March 31, 2021, included a decrease in accounts payable and accrued expenses of $5,725 combined with a net loss of $11,833 for total cash used in operating activities of $17,558.

Cash provided by Investing Activities

During the nine months ended March 31, 2022, investing activities used net cash of $28,118 including cash paid to acquire our wholly owned subsidiary, NOEO of $19,800 and certain intangible assets of $8,318.  There were no investing activities in the comparative three-month period ended March 31, 2021.

Cash Provided by Financing Activities

During the nine months ended March 31, 2022, financing activities provided net cash of $2,056,767, which was comprised of proceeds from private placement share subscriptions of $1,659,363 and proceeds from related party advances of $397,404.   During the nine months ended March 31, 2021, financing activities provided cash of $16,211 from advances by related parties.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2022, reflects current assets of $464,400, consisting of $224,873 cash on hand, prepaid expenses of $207,038, VAT tax receivable of $24,554 and inventory of $7,935. We had a working capital deficit of $568,839 (June 30, 2021 - $282,725) and have reported accumulated losses to date of $2,145,242. We have unfunded subscriptions totaling $1,220,000 at the date of this report, having received additional funding subsequent to March 31, 2022 of $7,130,000 with respect to our offering of Seed Preferred Shares and expect to receive those funds in the quarter ended June 30, 2022. The Company believes that upon receipt of the subscription proceeds there will be sufficient working capital to enable the Company to carry out its stated plan of operation for the next twelve months.

The Company had been a shell with no operations until the quarter ended September 30, 2021, when management determined to pursue business opportunities in the health and wellness sector and commenced operations by retaining qualified additional management to assist in identifying potential acquisitions. The Company is currently in the start-up phase and has generated minimal revenues from operations to date. There can be no assurance that the Company will be able to identify and acquire revenue generating operations to fulfil the planned business objectives. In January 2021, the Company underwent a change in control with the sale of the majority shareholdings by our then current CEO and the resignation and appointment of the sole officer and director. With the change in control management and the majority shareholder determined to enter into the health and wellness sector and commenced the search for qualified officers, directors and management to guide the proposed growth of the Company. Operating capital was advanced by related party and third-party stockholders for operations which allowed the Company to effect certain changes to its authorized capital effecting a forward split of the then issued and outstanding shares of the Company and designating a series of Seed Preferred Stock. The Company undertook an offering of its Seed Preferred Stock to raise a total of $10,000,000 at a price of $2.00 per share. As of March 31, 2022, the Company was fully subscribed under the Seed Preferred offering and had received subscription funds totaling $8,780,000.

During the period covered by this report the Company entered into various consulting and employment agreements with management, consultants, advisory board members and members of our Board of Directors.   In January 2022 our then CEO, President and Director, Lee Larson Elmore resigned those positions and continued to serve as Secretary and Treasurer of the Company and Mr. Simon Belsham was appointed as CEO, President and Director.   Further the Company appointed three new members to the Board of Directors in January 2022, and in March 2022 appointed a further director and Chairman of the Board.  All of the new appointees have experience that will assist the Company in achieving its proposed business objectives.   The issuance of additional securities may result in significant dilution in the equity interests of our current stockholders. During March 2022, the Company completed the acquisition of its first operating entity, NOEO, for cash consideration of EUR$25,000. The Company is currently reviewing a number of additional business acquisitions and expects to enter into further acquisition agreements prior to the fiscal year ending June 30, 2022.  There can be no assurance that the Company will be successful in concluding any proposed acquisitions.  There is no assurance that the funds still due under the accepted subscription agreements will be received or that the Company will be able to obtain further funds required for our proposed operations or that additional financing will be available for use when needed or, if available, that it can be obtained on commercially reasonable terms.

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

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has negative working capital of $568,839 at March 31, 2022.  The Company has entered into private placement subscription agreements for an additional $8,350,000 of which the Company has collected $7,130,000 in May 2022, with the remaining $1,220,000 expected to be collected in full during the quarter ended June 30, 2022.   The Company has commenced limited operations and is conducting due diligence procedures on various potential acquisition targets.   Management believes the Company will have sufficient funds to continue operations within one year of the issuance date of this filing, however, there can be no assurance that the Company will receive all of the expected subscription funds or that the Company will be able to raise additional capital beyond the current cash on hand. Management’s plans include seeking additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives. The continuation of the Company as a going concern is also dependent upon the ability to attain profitable operations from the Company's future planned business operations. If the Company is unable to obtain adequate capital as needed, or conduct revenue generating operations, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Off Balance Sheet Arrangements

The Company currently has no off-balance sheet arrangements.

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

REVENUE RECOGNITION - The Company follows ASC 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation. During the three months ended March 31, 2022, the Company generated modest revenues from selling its wellness products direct to customers using its owned and operated eCommerce website. The Company considers its performance obligations satisfied upon shipment and/or delivery of the purchased products to the customer.  The Company evaluates returns from customers purchasing product using its eCommerce site on a case-by-case basis and generally will issue replacement product in the limited cases of product returns.  The Company has no policy requiring cash refunds.

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

The Company is a smaller reporting company and are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of March 31, 2022, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management of the Company knows of no material, existing or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information. Please refer to the disclosure contained in “Risk Factors” in our Current Report on Form 8-K as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 7, 2022, the Company issued 4,920 shares of our common stock subscribed for under definitive agreements with 41 non-U.S. persons in a private transaction (the “Transaction”). Under the terms of the Transaction, we sold 4,920 Common Shares at $2.00 per share for aggregate proceeds of $9,840.  At March 31, 2022, the Company was awaiting shortfall payments from two subscribers totaling $477, which amount is reflected on the balance sheets as Subscription Receivable.

Prior to December 31, 2022, the Company announced a private offering of Preferred Seed Shares for non-US investors, whereunder we agreed to sell an aggregate of 5,000,000 Seed Preferred Shares at $2.00 per share for proceeds of $10,000,000.  Prior to December 31, 2021, the Company received proceeds of $1,000,000 against the subscription of 500,000 shares of Seed Preferred Stock from a single non-US investor.  The 500,000 shares of Seed Preferred Stock were issued in the three months ended March 31, 2022.

Subsequent to March 31, 2022, the Company received cash proceeds of $7,130,000 from non-US persons in respect to its private offering of Seed Preferred Shares for the purchase of 3,565,000 shares of Seed Preferred stock.  The Private Offering of up to 5,000,000 Seed Preferred shares is fully subscribed, with $1,120,000 remaining proceeds expected to be received prior to the close of May 2022.

Other than as described above, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On March 23, 2022, the Board of Directors approved a Board Service Agreement (the “Agreement”) and appointed Kay Koplovitz to the Board of Directors and as Chairman of the Board effective April 1, 2022.  Under the agreement to commence April 1, 2022, Ms. Koplovitz will be paid an annual fee of $50,000 for Director’s services (the “Director’s Fee”), which shall be payable quarterly, in arrears, as long as Director continues to fulfil her duties and provide the services. As further retainer payment for the Director’s provision of the services and subject to approval by the Board, the Company shall grant to Director options (the “Option”) to purchase two-hundred fifty thousand (250,000) shares of common stock. The Option and underlying shares shall be issued in accordance with the terms of the Company’s stock incentive plan and its standard director’s stock option agreement, which shall vest in accordance with the terms and conditions outlined in the plan and agreement. The Option shall be exercisable at the fair market value of the Common Stock as determined by the Company’s 2021 409A valuation ($0.28) and shall have a term of ten years. The shares underlying the Option (“Shares”) shall vest ratably over the two (2) year period commencing on the Effective Date of the Agreement (“Vesting Start Date”) as follows: 1/8th of the total shares shall vest each quarter, such that 100% of the Shares shall be vested as of the second anniversary of the Vesting Start Date, provided that Director is still a Director for the Company on each such vesting date.

Kay Koplovitz, Chairman of the Board, Director

Kay Koplovitz is co-Founder & Chairman of Springboard Enterprises, a non-profit 501(c)3 accelerator that has trained nearly 900 women-led entrepreneurs of technology and life sciences companies to raise capital. In 2014, Ms. Koplovitz co-founded the New York Fashion Tech Lab bringing promising technology companies in collaboration with the fashion and consumer retail industry.  Ms. Koplovitz is the founder and former CEO of USA Networks, the SyFy Channel (formerly Sci-Fi), today a multi-billion-dollar cable television network under NBCU. She ran the network for 21 years before stepping down in 1998, at which time  the network was sold for $4.5 billion. As founder of USA Networks, Kay is the visionary who created the business model for cable networks by introducing the concept of two revenue streams: licensing and advertising.  Ms. Koplovitz currently serves on the Boards of Athena Consumer Acquisition Corp SPAC (ACAQ) and private company Veniam. Kay previously served on corporate and private boards of Athena Technology Acquisition Corp SPAC, ION Media Networks, CA Technologies, Time Inc, Kate Spade (formerly Liz Claiborne), Oracle, Instinet, Nabisco, and General RE.

Kay also serves on the Advisory Council to Accenture’s Black Founders Development Fund. She has been a long-term trustee for The International Tennis Hall of Fame and The Paley Center for Media (currently emeritus).

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S- 1 filed on August 6, 2008).
3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed on August 6, 2008).
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on June 2, 2021).
(10)	Material Contracts
10.1	Engagement Agreement between the Company and Lee Larson Elmore dated May 1, 2021, (incorporated by reference to our Quarterly Report on Form 10 Q/A filed on February 22, 2022).
10.2	Board of Directors Services Agreement between the Company and Poonacha Machaiah, dated July 16, 2021, (incorporated by reference to our Quarterly Report on Form 10 Q/A filed on February 22, 2022).
10.3	Engagement Agreement between the Company and Administrative Services LLC dated November 1, 2021, (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2022)
10.4	Employment Agreement between the Company and Kelly Zuar dated November 15, 2021, (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2022)
10.5	Employment Agreement between the Company and Simon Belsham dated November 27, 2021, (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2022)
10.6	Board of Directors Advisor Agreement between the Company and Deepak Chopra LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2022)
10.7	Independent Contractor Agreement between the Company and KET Consulting LLC dated January 1, 2022, (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2022)
10.8	Services Agreement between the Company and Flight Story Limited dated January 10, 2022, (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2022)
10.10	Services Agreement between the Company and R Agency dated February 7, 2022, (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2022)
10.11	Board of Directors Services Agreement between the Company and Steven Bartlett (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2022)
10.12	Purchase and Transfer Agreement between the Company and Anabel Oelmann dated March 10, 2022(incorporated by reference to our Current Report on Form 8-K filed on March 15, 2022).
10.13	Form of Subscription agreement (incorporated by reference to our Current Report on Form 8-K filed on March 15, 2022)
10.14	Board Service Agreement between the Company and Kay Koplovitz, filed herewith
(31)	Rule 13a-14(a)/15d-14(a) Certifications
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

THE HEALING COMPANY INC.

Date: May 25, 2022	By:	/s/ Simon Belsham
Simon Belsham
Chief Executive Officer (Principal Executive Officer)

Date: May 25, 2022	By:	/s/ Lee Larson Elmore
Lee Larson Elmore
Principal Financial and Accounting Officer

