Form 10-Q/A
period 2022-03-31
Healing Co Inc.
filed 2022-07-12
CIK 1441082

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

EXPLANATORY NOTE

The Healing Company Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2022 (this “Quarterly Report”) for the sole purpose of amending the cover page to reflect that the registrant is not a shell company (as defined in Rule 12b-2 of the Exchange Act) as of the date of filing of the original Form 10-Q as filed with the Securities and Exchange Commission on May 25, 2022 (the “Original Quarterly Report”).  Except as otherwise noted in this Explanatory Note, no other changes were made to the Original Filing. This Amendment No. 1 speaks as of the Original Filing date, and does not reflect events that may have occurred subsequent to the Original Filing date.

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

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S- 1 filed on August 6, 2008).
3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed on August 6, 2008).
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on June 2, 2021).
(10)	Material Contracts
10.1	Engagement Agreement between the Company and Lee Larson Elmore dated May 1, 2021, (incorporated by reference to our Quarterly Report on Form 10 Q/A filed on February 22, 2022).
10.2	Board of Directors Services Agreement between the Company and Poonacha Machaiah, dated July 16, 2021, (incorporated by reference to our Quarterly Report on Form 10 Q/A filed on February 22, 2022).
10.3	Engagement Agreement between the Company and Administrative Services LLC dated November 1, 2021, (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2022)
10.4	Employment Agreement between the Company and Kelly Zuar dated November 15, 2021, (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2022)
10.5	Employment Agreement between the Company and Simon Belsham dated November 27, 2021, (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2022)
10.6	Board of Directors Advisor Agreement between the Company and Deepak Chopra LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2022)
10.7	Independent Contractor Agreement between the Company and KET Consulting LLC dated January 1, 2022, (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2022)
10.8	Services Agreement between the Company and Flight Story Limited dated January 10, 2022, (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2022)
10.10	Services Agreement between the Company and R Agency dated February 7, 2022, (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2022)
10.11	Board of Directors Services Agreement between the Company and Steven Bartlett (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2022)
10.12	Purchase and Transfer Agreement between the Company and Anabel Oelmann dated March 10, 2022(incorporated by reference to our Current Report on Form 8-K filed on March 15, 2022).
10.13	Form of Subscription agreement (incorporated by reference to our Current Report on Form 8-K filed on March 15, 2022)
10.14	Board Service Agreement between the Company and Kay Koplovitz, (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 25, 2022)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
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

THE HEALING COMPANY INC.

Date: July 12, 2022	By:	/s/ Simon Belsham
Simon Belsham
Chief Executive Officer (Principal Executive Officer)

Date: July 12, 2022	By:	/s/ Amit Kapur
Amit Kapur
Principal Financial and Accounting Officer

