Form 10-K
period 2022-06-30
Healing Co Inc.
filed 2022-10-12
CIK 1441082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission file number 333-152805

THE HEALING COMPANY INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2862618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11th Floor, Ten Grand Street, Brooklyn, New York	11249
(Address of principal executive offices)	(Zip Code)

(866) 241-0670

Registrant's telephone number

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☒    No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes ☐     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $56,036,244.

As of October 10, 2022, the Issuer had 47,704,920 common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS

This Report contains predictions, estimates and other forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements represent our management's beliefs and assumptions only as of the date of this Annual Report. You should read this Report and the documents that we have filed as exhibits to this Report completely and with the understanding that our actual future results may be materially different from what we expect.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

•	the “Company,” “we,” “us,” and “our” refer to the combined business of The Healing Company Inc., a Nevada corporation, and its wholly owned subsidiary, NOEO GmbH, or “NOEO,” a German company;
•	“Exchange Act” refers the Securities Exchange Act of 1934, as amended;
•	“Germany” refers to the Federal Republic of Germany;
•	“NOEO” refers to NOEO GmbH, a German company;
•	“EUR” refer to the legal currency of the European Union;
•	“SEC” refers to the Securities and Exchange Commission;
•	“Securities Act” refers to the Securities Act of 1933, as amended; and
•	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at The Healing Company Inc., 11th Floor, Ten Grand Street, Brooklyn, New York 11249.

PART I

ITEM 1. BUSINESS

Our Corporate History and Background

Overview

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

In order to attain these goals during the period covered by this report, management entered into various contracts with employees and consultants all of whom have experience in marketing, wellness and health fields.  With the acquisition of NOEO (discussed below), and the recent onboarding of a management team to undertake our operations, we have commenced operations in the health and wellness sector.

Historical Information

We were incorporated as Lake Forest Minerals Inc. in the State of Nevada on June 23, 2008.

During April 2021, our board of directors (the “Board”) and major shareholder approved a name change of our company from Lake Forest Minerals Inc. to The Healing Company Inc.  Concurrently, the Board and majority shareholder approved a resolution to effect a forward stock split of our authorized and issued and outstanding shares of common stock on a four (4) new shares for one (1) share held. A Certificate of Amendment to effect the forward split and the change of name was filed with the Nevada Secretary of State on April 29, 2021. The name change and forward split were reviewed and approved by the Financial Industry Regulatory Authority (FINRA) with an effective date of June 2, 2021 at which time our authorized capital increased to 300,000,000 shares of common stock and our issued and outstanding shares of common stock increased from 11,000,000 to 44,000,000 shares of common stock, all with a par value of $0.001.

On October 7, 2021, our Board and major shareholder approved the adoption of our Amended and Restated Articles of Incorporation, which replaced our prior articles of incorporation in their entirety. Among other things, the Amended and Restated Articles of Incorporation authorize us to issue is 300,000,000 shares of stock, consisting of (a) 290,000,000 shares of common stock, $0.001 par value per share and (b) 10,000,000 shares of preferred stock, $0.001 par value per share, of which we designated 5,000,000 shares as Seed Preferred Shares as a first series of such preferred stock.

A Certificate of Amendment to accompany our Amended and Restated Articles of Incorporation was filed with the Nevada Secretary of State on October 7, 2021.

On October 7, 2021, our Board and major shareholder approved the adoption of our amended and restated bylaws, which have been updated in line with the changes to the Amended and Restated Articles of Incorporation and replace our prior bylaws in their entirety.

On October 8, 2021, we entered into share purchase agreements and share restriction agreements with investors and issued a first tranche of our Seed Preferred Shares, $0.001 par value per share (the “Seed Preferred Shares”), in a private placement, whereby the Company will sell a total of 5,000,000 shares of Seed Preferred Shares at $2.00 per share to raise $10,000,000 (the “Seed Preferred Offering”).   As of June 30, 2022, the Company had issued a total of 4,660,000 Seed Preferred Shares under the Seed Preferred Offering for an aggregate dollar amount of $9,320,000.  As of the date of this filing, the Seed Preferred Offering is fully subscribed, and the Company expects to close the remainder of the Seed Preferred Offering during the quarter ending December 31, 2022.

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

Current Information

Effective January 10, 2022, Mr. Larson Elmore resigned as the President, Chief Executive Officer and director of the Company.  Mr. Elmore resigned as the Company’s Chief Financial Officer, Treasurer and Secretary on June 6, 2022.  Simon Belsham was appointed as the Company’s President, Chief Executive Officer and a director on January 10, 2022 and Amit Kapur was appointed Chief Financial Officer, Treasurer and Secretary on June 6, 2022.

Concurrently in January 2022, members appointed to the Board include Simon Belsham, Steven Bartlett, Poonacha Machaiah and Anabel Oelmann.

On March 23, 2022, the Board appointed Kay Koplovitz to the Board and as Chairman of the Board effective April 1, 2022.

On March 10, 2022, the company entered into and closed a share purchase agreement with Anabel Oelmann pursuant to which the company acquired 100% of the issued and outstanding capital stock of NOEO GmbH, a German company (“NOEO”), involved in direct-to-consumer brand focusing on adaptogenic herbs and currently focused on three key products which include joint, memory and digestive complexes derived from mushrooms, in exchange for cash consideration of EUR25,000 (USD$29,800).  Ms. Oelmann is a director of the Company and was the sole shareholder of NOEO. On closing, NOEO became a wholly owned subsidiary of the Company, and the Company exited from shell status on the closing date, March 10, 2022.

With the initial acquisition of NOEO the Company commenced the launch of it’s business plan.  Having sufficient funds on hand to commence our plan, and with the recent expansion of our operational and management teams, the Company intends to fund the growth of NOEO and acquire other related projects in the health and wellness sector.

On June 22, 2022, with a market effective date of June 23 2022, FINRA approved a voluntary ticker change for The Healing Company Inc. from “THCC” to “HLCO.”

On June 10, 2022, the Board of the Company adopted The Healing Company Inc. 2022 Omnibus Equity Incentive Plan (the “2022 Omnibus Plan”). Adoption of the 2022 Omnibus Plan was also approved on June 10, 2022 by the stockholders holding a majority of the outstanding voting capital stock of the Company.  Under the 2022 Omnibus Plan, non-employee members of the Board and employees and officers of the Company and its affiliates, including all executive officers, are eligible to receive options, stock appreciation rights, restricted stock, restricted stock units, stock grants, stock units, performance shares and performance units (all capitalized terms shall have those meanings given to them in the 2022 Omnibus Plan). The 2022 Omnibus Plan will be administered by the Board. The total number of shares of common stock of the Company reserved and available for grant pursuant to the 2022 Omnibus Plan is ten million (10,000,000).

The Company received cash proceeds of $9,320,000 from non-US persons in respect to its private offering of Seed Preferred Shares for the purchase of 4,660,000 shares of Seed Preferred stock during fiscal 2022.  The Private Offering of up to 5,000,000 Seed Preferred shares is fully subscribed, with $680,000 remaining proceeds for 340,000 seed preferred shares expected to be received during the quarter ending December 31, 2022.

On July 8, 2022, our Board and shareholders holding a majority of our common stock approved an amendment to our Amended and Restated Articles of Incorporation, as amended and restated on October 7, 2021, to increase the Preferred Shares designated as Seed Preferred Stock from 5,000,000 authorized shares of Seed Preferred Stock to 7,800,000 shares of Seed Preferred Stock. A Certificate of Amendment including amended articles of incorporation was filed with the Nevada Secretary of State on July 19, 2022.

On August 4, 2022, the Company entered into a credit agreement (the “Agreement”) with certain lenders (the “Lenders”) who agreed to extend a credit facility to the Company consisting of up to $75,000,000 (which amount may be increased up to $150,000,000 in accordance with the terms of the Agreement) in aggregate principal amount of term loan commitments (“Term Loans”), the proceeds of which may be used to acquire assets that are deemed eligible by meeting certain criteria established by an administrative agent (the “Administrative Agent”) party to the Agreement.  Term Loans anticipated to be funded under the Agreement will be in a minimum principal amount of at least $400,000, bear an annual interest rate of 12% and will mature the earlier of 12 months following the final draw down under a Term Loan and a date on which an event of default, as defined in the Agreement, occurs. Term Loans will be repayable in full on their maturity dates and may be voluntarily prepaid in full (but not in part) at the option of the Company and prepaid on a mandatory basis on the sale of the assets underlying a particular Term Loan. Interest on any outstanding Term Loans will be paid monthly. The Company paid an upfront fee of $562,500 to the Administrative Agent for the benefit of the Lenders and will pay the Administrative Agent, for its own account, a quarterly fee of $12,500.  The Company and each of its subsidiaries (the “Subsidiaries”) have agreed to secure all of their future anticipated obligations under the Agreement by granting the Lenders a first priority lien on substantially all of their assets and the Company has agreed to secure all future obligations to be incurred under the Agreement by granting to a collateral agent, for the benefit of the lenders, a first priority lien on all of the capital stock of the Subsidiaries held by the Company.  In connection with the transactions contemplated by the Agreement, the Company has also issued to the Administrative Agent a seven-year warrant to purchase, for its own account, up to 1,300,123 shares of the Company’s Seed Preferred Stock at an exercise price of $2.00 per share.  The Company formed a wholly owned subsidiary, HLCO Borrower, LLC to facilitate this agreement.

The Company has been negotiating a number of potential acquisitions, one of which has been with Your Super, Inc. and its indirectly wholly owned subsidiary, Your Superfoods, Inc, Delaware corporations (together, the “Your Super Companies”).  On September 9, 2022, the Company entered into a loan purchase and sale agreement (the “Agreement”) with CircleUp Credit Advisors LLC (the “Seller”) pursuant to which it agreed to purchase from the Seller all loans and loan accommodations (the “Loan”) made by the Seller to the Your Super Companies. Pursuant to the terms of the Agreement, as consideration for purchase of the Loan, the Company made a cash payment of $2,000,000 to the Seller and issued the Seller a warrant (the “Warrant”) to purchase 1,500,000 restricted shares of the Company’s common stock. This Warrant will begin to vest on the one-year anniversary of the closing of the purchase of the Loan with 12.5% of the Warrant amount (187,500 shares) vesting on that date and the remaining portion of the Warrant vesting in seven quarterly installments of 187,500 shares each over the next seven quarters. Vesting of the Warrant will be accelerated upon the occurrence of a sale or merger of the Company. The Warrant will terminate on the seventh anniversary of the closing date and will be subject to customary adjustments of the warrant price and number of shares for splits, stock dividends, recapitalizations and the like.  As of the date of the Agreement, the outstanding principal amount of the Loan along with accrued but unpaid interest was approximately $7.614 million. The Loan stopped accruing interest on July 22, 2022.  The Company purchased the Loan to provide additional time for the negotiation of the Company’s possible acquisition of the assets of Your Super Inc.

The Company has entered into negotiations to acquire a health supplements company that is on a mission to significantly improve the lives of everyone it reaches.  With focus on nutritional balance, transparency of ingredients, and optimizing of quality and efficacy, this strategic acquisition, if consummated, would allow the Company to expand its capabilities across both current and future brands.  This target acquisition reported approximately $10 million in gross revenue last year, with strong profitability.  The Company also expects to conclude this transaction during the second quarter of fiscal 2023, however, the transaction will be subject to the finalization of negotiations, several material closing conditions and the completion of a due diligence investigation and there can be no assurance that this transaction will be consummated.

The Company intends to build a community of integrated healing brands by identifying and acquiring early stage, high potential brands within selected wellness categories.  Our plan is to build individual market impact through enhanced branding, a credible narrative, social conversation and improved accessibility by positioning.  Our first acquisition was of NOEO, a company involved in direct-to-consumer brand focusing on adaptogenic herbs, and we are currently negotiating on a number of further acquisitions.

Current Operations - NOEO GmbH

Company Information

NOEO, our wholly owned subsidiary, is a company incorporated pursuant to the laws of Germany which commenced operations in early 2021 through direct-to-consumer sales of certain branded CDB oils and adaptogen products including mushroom complexes in the form of capsules. NOEO was originally founded by Greenstein Nutraceuticals Ltd. (“Greenstein), a German corporation also co-founded by Ms. Anabel Oelmann, a recently appointed director of our Company, and a certified nutritionist and health coach. Based on her passion for making alternative medicine more accessible, Ms. Oelmann founded NOEO for Greenstein, and subsequently acquired the shares of NOEO, including products marketed under the NOEO brand, certain formulations and recipes, trademarks and domains in a purchase and sale contract dated March 25, 2021. In March 2022, Ms. Oelmann and the Company entered into a purchase and sale agreement whereby the Company purchased NOEO in its entirety after Ms. Oelmann divested all inventory and IP rights relating to NOEO’s CBD line of products. NOEO offers three fully developed and marketable adaptogen products under the NOEO brand as more particularly described below, the domain www.noeo.co and certain trademarks as well as any product existing inventory. The Company intends to immediately undertake the ongoing sales of the recently acquired NOEO products, as well as enhanced marketing efforts to bring recognition to the brand across a wider consumer base. In line with the Company’s mandate to identify and acquire unique opportunities in naturally derived supplements, medicines, and alternative therapies, the Company may also undertake future product development to further expand its current product line and branded offerings. NOEO was originally created with the aim of providing daily wellness through natural and herbal-based products, and the Company will continue to foster that mission.

On July 27, 2022, the Company incorporated a Nevada Corporation, NOEO, Inc. and intends to transfer the assets of NOEO GMBH to the Nevada corporation where it will undertake the expansion of the NOEO business. Currently the Company is in the process of rebranding the NOEO product line in accordance with North American labeling standards and best practices.

General Information on our Business

NOEO originally launched its business in early 2021 and currently markets its retained line of adaptogen products direct to consumer across Europe and North America, with the initial sales of its line of mushroom complexes concentrated in Germany. Our ongoing sales effort will focus on the three key products which include mushroom joint, memory and digestive complexes. As stated above, NOEO may determine to undertake research and development and/or enter into licensing agreements to expand its current wellness focused product line, targeting complementary non-regulated herbs and products, such as Greek essential oils, Indian Ayurveda, and Chinese herbs. Our website is located at http://www.noeo.co.

Our Products

NOEO was created with the mission to support our environment. All NOEO products are formulated using natural and cruelty-free ingredients. All NOEO products are plant based and organic. We don’t use chemicals, pesticides, or other non-natural ingredients. Our products are lab-tested and manufactured in high-end medical grade facilities in Germany following Good Manufacturing Practices (“GMP”). We work together with labs that do not test on animals.

Product Portfolio

The Company currently offers three products that have been strategically developed to fit with its objective of delivering wellness products that meet its customers’ demands for stringent quality and consistency. The Company currently markets its products under the NOEO trade name. The Company’s current product category is human ingestible products. Our products are made with pharma grade materials and compounds to ensure the best quality for our customers. Our ingredients have been carefully selected with extensive research, effort, and lots of love. Our packaging is eco-friendly and biodegradable.

During NOEO’s financial year ended December 31, 2021, revenue derived from NOEO’s human ingestible products accounted for 100% of the Company’s total revenue.

Product Line

We presently focus on products which contain adaptogens, which are non-toxic plants that are believed to help the body adapt to stressors. These include substances that may also be considered food that provide medical or health benefits, including the possible prevention and treatment of disease. They may also include herbs and roots that have been around for centuries and used in Chinese and Ayurvedic healing traditions and recently have found their way back into the health industry. We focus our product line on extracts which are highly concentrated active ingredients, from which we create complexes which are combinations of more than one extract that synergize with each other.

We offer an initial product line consisting of three mushroom complexes composed of medicinal mushrooms and herbs: A joint complex, a digestive complex and a memory complex. The products are prepared as capsules which can be taken orally twice a day, with any liquid.

NOEO products and their material components are not intended to prevent, diagnose, treat or cure a disease. The Company advises customers to always seek the advice of a doctor for questions regarding a medical condition, and before undertaking any diet, exercise or other health related changes to lifestyle. We believe that food supplements are no substitute for a balanced diet. The Company recommends that customers follow the instructions on the product packaging and not to exceed the stated recommended daily doses.

Joints Complex

Our Mushroom Complex “Joints” is a composition of medicinal herbs, Shitake, Maitake and Auricularia mushrooms, and essential vitamins, formulated to soothe and help redevelop joints and cartilage tissue. This product is 100% Vegan.

It is estimated that one in four adults suffers from joint pain in the form of rheumatoid arthritis and/ or osteoarthritis. The main reason being the degeneration of joint cartilage. We’ve teamed up with a number of consultants in the field, to come up with our own, unique formula for Mushroom Complex Joints. The composition consists of medicinal herbs and mushrooms, and essential vitamins that help control inflammatory responses in the body while aiding mobility to keep joints healthy and strong both now and in later life. This product has been designed to protect joint cartilage and promote the buildup of new cartilage.

Key attributes:

The Joint complex:

•	improves general blood circulation and counteracts the process of muscle reduction
•	Shiitake Mushroom: has been shown to reduce rheumatoid arthritis.
•	Maitake Mushroom: has been shown to reduce rheumatoid arthritis.
•	Auricularia Mushroom: has been shown to enhance blood flow.
•	Methylsulfonylmethane or “MSM”: has been shown to be effective for reducing symptoms of osteoarthritis and conferring antioxidant protection to the body.
•	Rose Hip: used to treat rheumatoid diseases like osteoarthritis and rheumatoid arthritis. It improves joint health by reducing pain and stiffness.
•	Curcumin: has anti-inflammatory and antioxidative properties.
•	Aceola/ Grape Seed Extract: may enhance flood flow.
•	Vitamin E: boosts the immune system.
•	Manganese: can reduce osteoarthritis pain.
•	Copper: is said to help reduce inflammation in the joints.
•	Selenium: is said to help prevent rheumatoid arthritis.

Digestion Complex

Our Mushroom Complex “Digestion” is a composition of medicinal herbs, Hieracium erinaceous/Lion’s Mane mushrooms, and essential vitamins, formulated to aid your digestion and many associated issues, like bloating or cramps.

We believe Mushroom Complex Digestion  to be a true cocktail of superfoods for your gut and digestive system. More and more people are suffering from digestive issues, like bloating, general unwellness or abdominal pain. Recent studies have shown how closely digestive issues are linked to people’s psyches. We’ve teamed up with experts in the field to come up with Mushroom Complex Digestion’s unique formula, consisting of medicinal herbs and mushrooms, and essential vitamins, that help support a happy gut, general wellbeing and healthy digestion. Mushroom Complex Digestion is 100% vegan.

Key attributes:

•

Hieracium erinaceous/Lion’s Mane (Mushroom): has been shown to be beneficial for people with inflammatory bowel disease, may also boost immune function and encourage the growth of good bacteria in the gut.

•	Artichoke Extract: improves fat digestion.
•	Fennel extract: can help the smooth muscles of the gastrointestinal system relax and reduce gas, bloating, and stomach cramps.
•	Taraxacum officinale/ dandelion has a diuretic effect when ingested.
•	Broccoli: helps keep the stomach’s lining healthy.
•	Acerola/ Grape Seed Extract: is said to protect the gut from inflammation.
•	Vitamin C: is an essential vitamin with antioxidant properties.
•	Vitamin E: is an essential vitamin with antioxidant properties.
•	Thiamine (Vitamin B1): helps regulate appetite.
•	Riboflavin (Vitamin B2): helps break down proteins, fats, and carbohydrates.
•	Vitamin B6: helps process digested proteins.
•	Cobalamin (Vitamin B12): helps absorb vitamins properly.
•	Vitamin D3: improves gut flora and metabolic syndrome.
•	Niacin (Vitamin B3): is required for the proper function of fats and sugars in the body.
•	Pantothenic acid (Vitamin B5): helps maintain a healthy digestive system and assists the body in using other vitamins.
•	Folic acid: helps regulate digestion.

Memory Complex

Our Memory Mushroom Complex is believed to be a true kickstarter for your cognitive functions. A composition of medicinal herbs, Hieracium erinaceous and Cordyceps mushrooms, and essential vitamins, formulated to give your brain a boost.

Our Mushroom Complex “Memory” is believed to be a true superfood for your brain and cognitive functions. A composition of medicinal herbs and mushrooms, and essential vitamins, formulated to aid people who are experiencing lack of concentration, general fatigue or have trouble remembering things. It’s also meant to be used by people who want to enhance their performance, in work life, academics or sports. We’ve teamed up with a number of experts in the field, to come up with our own, unique formula for Mushroom Complex Memory.

Memory Mushroom Complex is 100% vegan.

Key attributes:

•	Hieracium erinaceous/Lion’s Mane: proven to be a powerful cognitive enhancer.
•	Cordyceps: has been shown to be anti-aging and pro-vitality.
•	Panax Ginseng: has shown to be effective for mood, immunity, and cognition.
•	Ginkgo biloba: most commonly ingested herb for brain health - said to boost cognition especially among the elderly.
•	Saffron: low dose supplementation appears to confer antidepressant properties.
•	Rho Diola rosea: proven to reduce fatigue and exhaustion in prolonged stressful situations - also said to have neuroprotective properties.
•	Acerola: is said to enhance blood flow.
•	Vitamin B1, B2, B3, B5, B6, B7, B9, B12: all of which are proven to promote the healthy development of brain cells and help to maintain memory and cognitive abilities.

Our key product components are functional mushrooms:

What is Reishi?

The Reishi mushroom (Ganoderma lucidum) is an Asian natural remedy against a lot of ailments. It has been used for over 4,000 years and is also known as ‘mushroom for immortality.’ Traditional Chinese medicine claims that the Reishi is the most powerful resource for sustaining human health in all its forms.

What is Chaga?

The Chaga mushroom (Inonotus obliquus) is a parasite mushroom that grows exclusively on birch trees. Its origin is northeastern areas like the Baltics, Scandinavian countries, and Russia. However, Chaga can be found in Europe too. Chaga has been around for a long time in traditional nomads and Chinese medicine, it has various interesting qualities. The mushroom was mainly used as a tonic to balance the body functions. The high melatonin content, for example, helps to keep a healthy sleep-wake rhythm and improves the quality of sleep as well. It has high antioxidant potential and helps to protect the skin because of compounds like betulin and beta-glucan. It calms the guts and can help get rid of stomach issues faster.

What is Shiitake?

Also called the king of the mushrooms, Shiitake (Lentinula edodes) is already used for over 2,000 years and cultivated in eastern Asia since around 1.000 CE. Next to its medical value, it has an excellent taste and is often used in Asian dishes. The main effect of Shiitake is the perfectly balanced impact on the intestinal flora. Shiitake has a strong antimicrobial effect on harmful bacteria while simultaneously not acting against the beneficial intestinal bacteria like bifido- and lactic bacteria and helps rehabilitating the intestines. Additionally, Shiitake is an amazing mushroom for the regulation of lipid metabolism. It can help lowering cholesterol levels in the blood.

What is Maitake?

After the cultivation of Maitake (Grifola frondosa) was successful in the 1980s, the mushroom started its triumphal march around the world. Before, a legend states that Maitake was extremely rare, that when foragers found one, they danced of happiness. Hence, the nickname ‘dancing mushroom.’ Maitake can have a tremendous anti-diabetic effect caused by a specific glycoprotein that raises glucose tolerance while not affecting the insulin level. The potential to decrease blood sugar levels was also discovered in the mushroom, hence Maitake can be used as a preventive measure against diabetic risks. By influencing the renin-angiotensin-system Maitake can help lower high blood pressure and reduce the storage of fat into the tissue.

What is Lion’s Mane/Hieracium erinaceous?

Lion’s mane mushrooms, also known as hou tou gu or yamabushitake, are large, white, shaggy mushrooms that resemble a lion’s mane as they grow.  With both culinary and medical uses they can be enjoyed raw, cooked, dried or steeped as a tea and contain bioactive substances that are believed to have beneficial effects on the body, especially the brain, heart and gut. Key benefits associated with Lion’s Mane are protection against dementia, relieve of mild symptoms of depression and/or anxiety, reduced risk of heart disease, protection against ulcers and improved management of symptoms of diabetes, among other benefits.

What is Cordyceps?

Cordyceps mushrooms are grown throughout the world. Though technically classified as entomopathogenic fungi, and not mushrooms, meaning that in nature, they grow as parasites on insects, there are two varieties of Cordyceps that have been extensively researched for their significant health and wellness properties. Cordyceps are recognized for their ability to support vitality, endurance, and stamina as a result of the naturally occurring compounds in the mushroom that are believed to improve the availability of oxygen in the blood.  Used extensively in traditional Chinese and Tibetan medicine, Cordyceps is believed to be a vitality elixir that combats illness, improves stamina and increases longevity.

What is Auricularia?

Auricularia or “Wood Ear” mushrooms have also been a staple in Traditional Chinese Medicine for thousands of years. A mushroom species with a tough, gelatinous, elastic texture often resembling the appearance of an ear, Auricularia is bright reddish brown with a purplish tint.  The genus Auricularia is comprised of 10–15 recognized species worldwide and believed to help improve blood circulation, reduce inflammation and improve heart health. Secondary benefits are believed to include potential antioxidant properties reducing the risk of chronic diseases and detoxifying the body.

What are Adaptogens?

It is possible to protect your body from both physical and mental stress by improving your tolerance level towards exhaustion. Adaptogens, as the name itself hints, are non-toxic plants that help the body adapt to stress. This can be all kinds of stress, whether it is physical, chemical, or biological. Especially current young professionals experience higher stress levels than previous generations, partly due to rushing lifestyles, tighter schedules and increasing competition. Adaptogens, also known as adaptogenic herbs, are not new. They have been used in Ayurvedic and Chinese traditional healing methods but have now gained popularity among the global health and wellness community.

Stress is a physiological condition, that is associated with the nervous, endocrine (hormones) and immune system. It can be an external event, environmental condition or a chemical or biological agent that triggers the body to release various hormones that result in physiological changes. A person’s response to stress that is not adequate, or too overwhelming or long term can have serious damage on the body such as disease or even death. This is referred to maladaptive stress, and it is what adaptogens are said to help the body to overcome.

 Are adaptogens effective?

There is a range of adaptogens, each with a specific function. Their function with the human body can be compared to regular exercise. Each time you exercise your muscles adapt to the stress they experience and thus become stronger. Similarly, adaptogens interact with the pituitary gland, adrenal gland and hypothalamus to build resistance and improve the coping system of the body. A continuous treatment with these natural herbs helps the body achieve homeostasis and ensures the functioning of your immune and energy levels.

As a natural remedy, adaptogens can be added to your diet in various ways. You can add pre-mixed powders to your meals, drink adaptogen teas or take them in the form of supplements. Supplements are pre-measured capsules that have the advantage of providing the precise amount that your body needs. It is important to understand that adaptogens function best as an extension to a mindful and healthy lifestyle. If you do not take any other measures to managing your chronic stress, adaptogens will not provide you with the solution you are hoping to get.

 Do adaptogens have side effects?

Always consult a doctor before introducing adaptogens to your diet or routine. There are some studies that suggest that common herbal supplements may interact negatively with prescription medications.

However, there is little evidence to suggest that adaptogens can cause side effects, though like any plant, they can be allergenic.

The most efficient way to include adaptogens to your lifestyle is by identifying specific ailments you are experiencing. We have sourced a comprehensive range of adaptogens allowing you to choose what is right for you.

The benefits of adaptogens:

•	Improve attention
•	Increase endurance (in situations caused by fatigue)
•	Lower stress induced disorders and impairments in the body
•	Balance hormone levels
•	Keep cortisol (the stress hormone) levels and other hormone levels in check’
•	Fight fatigue (that results from overkill of physical or emotional stress)
•	Combat the impact that stress has on cognitive function
•	Stimulate mental performance that has been impacted by stress
•	Normalize body functions
•	Boost the immune system (that has been impacted by stress)
•	Fight the symptoms caused by elevated cortisol levels (such as anxiety, depression, fatigue, high blood pressure, insulin resistance and obesity)
•	Increase physical stamina (improve energy levels)
•	Improve the function of organs (such as the liver and adrenal glands)
•	Improve the function of body systems (such as the gastrointestinal system)

Marketing

We currently market our products online both directly and through an affiliate program. NOEO currently is able to ship within Europe, USA, Canada and Australia. We are working to further extend our shipping area. All of our orders are dispatched by DHL.

Data Protection

If a data subject wishes to make use of special services of our company via our website, it may be necessary to process personal data. If it is necessary to process personal data and there is no legal basis for such processing, we generally obtain the consent of the data subject.

The processing of personal data, for example the name, address, e-mail address or telephone number of a person concerned, is always in accordance with the basic data protection regulation and in compliance with the country-specific data protection regulations applicable to NOEO GmbH By means of this privacy policy, our company wishes to inform the public about the type, scope and purpose of the personal data collected, used and processed by us. Furthermore, this data protection declaration informs the persons concerned about their rights.

NOEO GmbH as the person responsible for processing has implemented numerous technical and organizational measures to ensure that the personal data processed via this website is protected as completely as possible. Nevertheless, Internet-based data transmissions can generally have security gaps, so that absolute protection cannot be guaranteed. For this reason, every person concerned is free to transmit personal data to us by alternative means, such as by telephone.

Information on our policies regarding the collection of personal data and provider information can be found on our website www.noeo.co under additional links – data protection declaration.

Associates Program

We are currently finalizing our associate’s program whereby companies, individuals, social influencers, bloggers, and others can join and earn commissions on qualifying products. By joining and linking to our website, the associates will be paid commissions of up to 20% on a monthly basis. Most advertising fees are calculated as a percentage of Qualifying Revenues as determined by company policies. We also may offer advertising fees in the form of bounties or other special offers. “Qualifying Revenues” mean amounts we receive from customers’ qualifying purchases, excluding shipping, handling, and gift-wrapping fees, taxes, and service charges, and less any rebates, credit card processing fees, returns, and bad debt.

Competition and Market Position

The Company plans to invest significantly in strengthening our NOEO brand in the global marketplace. We face competition from many other companies in this sector that are larger and better capitalized than we are. As we are fairly new to the market, and there are other companies that are vertically integrated we will need to grow substantially to gain market position for our products.

Competition in the field of mushroom supplements include a variety of options including powders, capsules, teas and other blends. Certain select competitors in the space include: MUD/MTR, FourSigmatic, Now Foods, Your Super, Vital Plan, ONNIT and Goldmine, not to mention all major vitamin and supplement brands such as Jamieson, Garden of Life and Pure Encapsulations, and many more.

Development

The Company is in the process of relocating the operations of NOEO to the United States.

Government Regulations

We are subject to various federal, state and local laws, regulations and administrative practices that may affect our business in each of the jurisdictions into which we sell our NOEO products. The safety, formulation, manufacturing, processing, packaging, importation, labeling, promotion, advertising and distribution of products we sell direct to consumer are potentially subject to regulation by several government agencies, including the German Food Supplements Regulation (NemV) and the Federal Office of Consumer Protection and Food Safety (BVL); in the European Union the European Food Safety Authority (“EFSA”), and Food Supplements directive 2002/46/EC as well as other potential European regulatory bodies, in United States, the Food and Drug Administration, the United States Department of Agriculture (the “USDA”), and the Federal Food, Drug, and Cosmetic Act (the FDCA), as well as by various state and local agencies. In Canada our products are considered Natural Health Products and regulated under the Food and Drugs Act. In all markets regulation of dietary supplements may include regulation of dietary ingredients, labeling and current good manufacturing practices, which includes quality control, packaging and labeling regulations. Claims and promotional statements describing how a product affects the structure, function and general well-being of the body require adequate scientific evidence to support the claim and no statement may expressly or implicitly represent that a dietary supplement will diagnose, cure, treat or prevent a disease

In addition, advertising for dietary supplements in all markets will have various rules and regulations including guidance and protocols for product claims, claims about whether product packaging is recyclable or compostable, as well as deceptive advertising methods. Governing bodies in all jurisdictions have the ability to levy monetary sanctions and impose penalties that could severely limit a company’s business practices in the event of noncompliance. Of key importance is adequate substantiation for all claims made in advertising to avoid the use of false or misleading advertising claims.

As is common in our industry, we rely on our suppliers and contract manufacturers to ensure that the products they manufacture and sell to us comply with all applicable regulatory and statutory requirements. In general, we seek certifications of compliance, representations and warranties, indemnification and insurance from our suppliers and contract manufacturers if available. However, even with adequate certifications, representations and warranties, insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in the products we sell. In addition, the failure of such products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or withdraw such products from our stores. In order to comply with applicable statutes and regulations, our suppliers and contract manufacturers have from time to time reformulated, eliminated or relabeled certain of their products and we have revised certain provisions of our sales and marketing program.

New or revised federal, state and local laws and regulations affecting our business or our industry, such as those relating to adaptogenic products could result in additional compliance costs.

Environmental Regulations

We are not aware of any material violations of environmental permits, licenses or approvals that have been issued with respect to our operations. We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Intellectual Property

On April 8, 2020, Greenstein was granted registration of a European Union Word Trademark under registration number 0181128883 and on May 22, 2020, Greenstein was granted registration of a European Union Figurative Trademark under registration number 018132357. On February 1, 2022, pursuant to an assignment agreement, application was made to transfer the trademarks to NOEO GmbH. On February 4, 2022, the application was rejected for deficiencies. The applications were resubmitted, and the trademarks were assigned to NOEO on March 10, 2022.

Employees

We currently have seven (7) employees including our Chief Executive Officer and Chief Financial Officer. We have also retained various independent consultants to serve in key operational roles, such as marketing, strategy and implementation.  Further we have engaged scientific advisors in order to assist our executive management with the ongoing execution of our business plan and expansion of our current product line.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the following risk factors, together with the other information contained in this report, before purchasing our securities. We have listed below (not necessarily in order of importance or probability of occurrence) what we believe to be the most significant risk factors applicable to us, but they do not constitute all of the risks that may be applicable to us. Any of the following factors could harm our business, financial condition, results of operations or prospects, and could result in a partial or complete loss of your investment. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section titled “Cautionary Statement Regarding Forward-Looking Statements.”

Risks Related to our Business and Industry

We are an early-stage company with a limited operating history.

While we were incorporated in Nevada in 2008, we have a limited history upon which you can evaluate our business and prospects. Our prospects must be considered in light of the risks encountered by companies in the early stages of development in highly competitive markets, particularly the markets for nutraceuticals and other health and wellness products. You should consider the frequency with which early-stage businesses encounter unforeseen expenses, difficulties, complications, delays and other adverse factors. These risks are described in more detail below.

The Company has a history of losses and may continue to incur losses in the future.

The Company has incurred both operating and net losses in each of its last fiscal years, current fiscal year, and may continue to incur losses in the future as it continues to build its brand and invest in its products. This lack of profitability limits the resources available to the Company to fund its operations and to invest in new products and services and otherwise improve its business operations. The Company cannot assure you that it will be able to operate profitably or generate positive cash flows. If the Company cannot achieve profitability, it may be forced to cease operations and you may suffer a total loss of your investment.

We have limited revenues, are currently experiencing operating losses and we may not be able to manage our businesses on a profitable basis.

We had no revenues prior to our acquisition of NOEO GmbH in March 2022. Since that time, our revenues have been limited and we have generated losses. To support our operations, we have relied on short term loans from shareholders and proceeds from sale of stock. For the year ended June 30, 2022, we generated an operating loss of $8,261,868 and a net loss of $8,264,200. For the year ended June 30, 2021, we generated an operating loss of $113,347 and a net loss of $113,347. We cannot assure you that we will achieve profitably, that we will have adequate working capital to meet our obligations as they become due or that any revenues generated will be sufficient to fund our current and planned operations. Management believes that our success will depend on our ability to successfully complete additional acquisitions of profitable nutraceutical and other health and wellness product companies.  We cannot guarantee that we will be successful in completing acquisitions of any other companies or that we will successfully integrate acquired companies.  We cannot assure you that even if we are successful in completing the acquisitions, we will be successful in profitably managing such companies, acquired assets and brands. We cannot assure you that we will maintain profitability for any period of time or that investors will not lose their entire investment.

If we fail to implement our business plan and complete acquisitions as planned, our mission will fail and our business will suffer accordingly.

Our mission is the creation of a world-class nutraceutical company engaged in the development, manufacture and sales of quality nutraceutical and related health and lifestyle products for distribution to an expanding global marketplace. We expect that our holding company strategy through which we plan to acquire profitable but undervalued target companies and products will enable us to accelerate the development and expansion of our product portfolio, manufacturing capacity and distribution channels. If we are unable execute our strategy of completing acquisitions as planned, we will not be able to fulfill our mission or grow our business.

We are a holding company and thus dependent on acquired subsidiaries to fund operations

Our business plan is based on our finding and acquiring high potential wellness product companies, starting in the supplement and nutraceuticals space. We define high potential as companies that have significant growth, profit and health impact potential.

If we are unable to find appropriate companies that we define as high potential in an adequate time period it may mean that we will be unable to sustain operations. Further, we will be dependent on revenues generated by our acquired subsidiaries which may not be sufficient to sustain operations and may make it more difficult to acquire additional targeted business opportunities. This may put us under operational pressure to reduce costs or raise more financing.

Our acquisitions may result in significant transaction expenses, integration and consolidation risks, and we may be unable to profitably operate our consolidated company.

We are engaged in the business of acquisition, operation and management of nutraceutical and related products. Our acquisitions may result in significant transaction expenses and present new risks associated with entering additional markets or offering new products and services and integrating the acquired companies.  We may not have sufficient management, financial and other resources to integrate companies we acquire or to successfully operate new businesses and we may be unable to profitably operate our expanded company.  Moreover, any new businesses that we may acquire, once integrated with our existing operations, may not produce expected or intended results.

If the large consumer packaged goods businesses or investment funds make substantial investments in the market sector in which we will operate it could push up asset prices making acquisitions harder to complete and more expensive for us.

Our growth is dependent on management’s ability to identify and acquire suitable companies for acquisition

Management will be working to identify business acquisitions and to negotiate agreements favorable to the Company. These potential acquisitions, once identified, will require financial, legal and operational due diligence. If management fails to perform this due diligence adequately then there is a risk that the acquired businesses may unfavorably impact on our operations.

Loss of members of our executive team will impact our growth

We are very reliant on our team and partners (marketing, product development, technology, sales distribution) to support companies with their growth. If we are unable to retain and motivate our core executive team or the partners that we have commercial services contracts with, then we will struggle to support the companies that we acquire with the growth to fulfill our business plan.

The growth of our acquired businesses will be dependent on the management of those businesses as well as our ability to support their growth

Our business model is reliant on the founders or executives of the companies we acquire continuing to operate the business and working with us to grow their businesses. If these founders or executives choose to leave unexpectedly post-acquisition it will create operational pressures on us to operate in their absence, and could negatively impact the culture, operation and performance at the acquired company. This could have a material impact on sales and profitability.

We may not be able to manage future growth effectively.

We expect to continue to experience significant growth. Should we keep growing rapidly, our financial, management and operating resources may not expand sufficiently to adequately manage our growth.  If we are unable to manage our growth, our costs may increase disproportionately, our future revenues may not grow or may decline, and we may face dissatisfied customers.  Our failure to manage our growth may adversely impact our business and the value of your investment.

Our ability to obtain continued financing is critical to the growth of our business. We will need additional financing to fund operations, which additional financing may not be available on reasonable terms or at all.

Our future growth, including the potential for future market expansion will require additional capital. We will consider raising additional funds through various financing sources, including the procurement of commercial debt financing. However, there can be no assurance that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to execute our growth strategy, and operating results may be adversely affected. Any additional debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility.

Our ability to obtain financing may be impaired by such factors as the capital markets, both generally and specifically in our industry, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, are not sufficient to satisfy our capital needs, we may be required to decrease the pace of, or eliminate, our future product offerings and market expansion opportunities and potentially curtail operations.

Even if the Company obtains financing for its near-term operations, it expects that it will require additional capital thereafter. The capital needs of the Company will depend on numerous factors including: (i) profitability; (ii) the release of competitive products by competitors; (iii) the level of investment in R&D; and (iv) the amount of the Company’s capital expenditures, including acquisitions. There can be no assurance that the Company will be able to obtain capital in the future to meet its needs.

Unfavorable publicity or consumer perception of our products and any similar products distributed by other companies could have a material adverse effect on our business.

We believe the nutritional supplement market is highly dependent upon consumer perception regarding the safety, efficacy and quality of nutritional supplements generally, as well as of products distributed specifically by us. Consumer perception of our products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, national media attention and other publicity regarding the consumption of nutritional supplements. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the nutritional supplement market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the demand for our products and our business, results of operations, financial condition and cash flows. Our dependence upon consumer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material adverse effect on us, the demand for our products, and our business, results of operations, financial condition and cash flows. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of nutritional supplements in general, or our products specifically, or associating the consumption of nutritional supplements with illness, could have such a material adverse effect. Such adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers' failure to consume such products appropriately or as directed.

There is significant growth in the wellness market at the moment, especially emerging from the COVID pandemic. However, if consumer sentiment changes and people revert back from a heathy lifestyle focus then it could cause the market to decline (or grow at a slower rate than forecast) and some businesses will fail.

Our success is linked to the size and growth rate of the vitamin, mineral and supplement market and an adverse change in the size or growth rate of that market could have a material adverse effect on us.

An adverse change in size or growth rate of the vitamin, mineral and supplement market could have a material adverse effect on us. Underlying market conditions are subject to change based on economic conditions, consumer preferences, the impact of COVID-19 and other factors that are beyond our control, including media attention and scientific research, which may be positive or negative.

General economic conditions, including a prolonged macroeconomic downturn, may negatively affect consumer purchases, which could adversely affect our sales, as well as our ability to access credit on terms previously obtained.

Our results are dependent on a number of factors impacting consumer spending, including general economic and business conditions; consumer confidence; wages and employment levels; the housing market; consumer debt levels; availability of consumer credit; credit and interest rates; fuel and energy costs; energy shortages; taxes; and general political conditions, both domestic and abroad. Consumer product purchases, including purchases of our products, may decline during recessionary periods. A prolonged downturn or an uncertain outlook in the economy may materially adversely affect our business, revenues and profits and the market price of our common stock, and we cannot be certain that funding for our capital needs will be available from our existing financial institutions and the credit markets if needed, and if available, to the extent required and on acceptable terms. If we cannot obtain funding when needed, in each case on acceptable terms, we may be unable to adequately fund our operating expenses and fund required capital expenditures, which may have an adverse effect on our revenues and results of operations.

We operate in highly competitive and fast-evolving industries, and our failure to compete effectively could affect our market share, financial condition and growth prospects adversely.

The markets in which we operate are characterized by rapid technological changes, frequent new product introductions, established and emerging competition, extensive intellectual property disputes and litigation, price competition, aggressive marketing practices, evolving industry standards and changing customer preferences. Accordingly, our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies operating in rapidly changing and competitive markets.

The nutritional supplement industry is a large and growing industry and is highly fragmented in terms of both geographical market coverage and product categories. The market for nutritional supplements is highly competitive in all our channels of distribution. We compete with companies that may have broader product lines or larger sales volumes, or both, than we do, and our products compete with nationally advertised brand name products. These national brand companies have resources greater than ours. Numerous companies compete with us in the development, manufacture and marketing of nutritional supplements worldwide. The market is highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. We also may face competition from low-cost entrants to the industry, including from international markets. Increased competition from companies that distribute through the wholesale channel, especially the private label market, could have a material adverse effect on our business, results of operations, financial condition and cash flows as these competitors may have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities far greater than ours. We are also subject to competition in the attraction and retention of employees.  Many of our competitors have greater financial resources and can offer employees compensation packages with which it is difficult for us to compete.

Our failure to appropriately respond to changing consumer preferences and demand for new products and services could harm our customer relationships and product sales significantly. The success of our new product offerings depends upon a number of factors, including our ability to:

•	accurately anticipate customer needs;

•	innovate and develop new products;

•	successfully commercialize new products in a timely manner;

•	price our products competitively;

•	partnerships with manufacturers for our products and deliver our products in sufficient volumes and in a timely manner; and

•	differentiate our product offerings from those of our competitors.

We have also entered the digital marketing industry as a way to promote the products and brands that we sell. We compete with other advertising service providers that may reach our target audience by means that are more effective than our services. Further, if such other providers of advertising have a long operating history, large product and service suites, more capital resources and broad international or local recognition, our operating results may be adversely affected if we cannot successfully compete.

The digital advertising market is rapidly developing. Accordingly, the development of the markets in which we operate makes it difficult to evaluate the viability and sustainability of our business and its acceptance by advertisers and clients. We cannot assure you that we will be profitable every year. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in operating losses.

We may not be able to compete effectively in some or all our markets, and our attempt to do so may require us to reduce our prices, which may result in lower margins. Failure to compete effectively could have a material adverse effect on our market share, business, results of operations, financial condition, cash flows and growth prospects.

Growth in a digital world is very reliant on a limited number of marketing platforms and their operational changes.

Google and Meta Group still command >50% of all digital marketing spent in the US and Europe. They are key to attract consumers to our products. In addition, Apple is an important operator that facilitates these businesses and has recently made significant changes to its data privacy rules that have impacted many companies’ abilities to operate efficiently. Changes to the operation or algorithm of any of these companies could significantly impact our ability to grow any acquired businesses if we fail to anticipate and plan for changes that may occur.

In additional variations on marketing costs through these platforms could impact our marketing expenditure and therefore ability to generate revenues.

Significant changes in costs or material disruptions to our service providers could negatively impact our ability to sell or achieve profitability

We will largely be working with Shopify and other partners for our e-commerce infrastructure. Any significant changes in costs or material disruptions in service would greatly impact our ability to sell our products or to achieve profitability.

We face significant competition in the wellness industry

There is significant competitor risk in this industry. Barriers to entry are low there is minimal regulation that governs the space and new entrants every week. This may impact on our ability to grow our business as it may impact sales of our existing products or the acquisition or introduction of new products with companies better funded than ours.

We may face increased competition from smaller companies in our industry which could impact our business

Increased competition from smaller companies in our market space could also impact our business. This competition could drive up customer acquisition costs, reduce customer loyalty, and push up supply prices. Further, should these competitors experience health or safety issues, that could also impact the reputation of the overall market segment and thus impact our operations.

New entrants may have better products or more effective marketing than us for similar products which could impact sales of existing products and businesses we may have acquired

An inability to obtain profitable operating margins could adversely affect our results of operations.

The success of any of our acquired entities, including NOEO, our initial controlled and operating subsidiary, will depend on the development of operating parameters to ensure our product expansion provides profitable margins by leveraging efficiencies of scale, operating cost discipline, negotiating suitable contract terms with contract manufacturers and working to secure ingredients at acceptable costs. If we are unable to successfully manage the potential difficulties associated with growth, we may not be able to capture the efficiencies of scale that we expect from expansion and we may not be able to achieve our goals with respect to operating margins. As a result, our operating margins may not provide the expected profitability which could have a material adverse effect on our business, financial condition and results of operations and adversely affect the price of our common stock.

COVID 19 or another pandemic could greatly impact our business

While we believe we are emerging from the restrictions of COVID 19, there can be no assurance that we will not be impacted by a resurgence of this virus or another pandemic. Any such events could place substantive restrictions and impact on the industry. We could face closing of borders, restricting of supply chains, closing of shops and reductions in sales.

The efficacy of our ingredients may be limited

Many of the ingredients used in supplements haven’t undergone significant clinical or laboratory testing like pharmaceutical drugs do and therefore there are some risks that they may not have the efficacy or the impact that the general wisdom or science suggests they might. This is a risk for the entire market or for individual products.

Related to this there is often “fads” where some products are popular for short periods of time based on celebrity marketing which may increase their profile and popularity. Investing in fads carries significant risks that you may buy at peak valuations and then the valuation may decline over time as the fad becomes unpopular or a new fad captures consumer interest.

Supply chain disruptions could impact our business

If there are shortages of supply, delay in supply chains or increases in supply costs then all of these could mean the acquired businesses in our portfolio run out of stock which could impact revenue, profitability or both. Should we expand our business to include retailers of our products, we can expect that there will be supply contracts and that those contracts will have service and supply and quality requirements. These will likely incur penalties should we fail to meet these requirements that could impact profitability and future revenue with these retailers.

Our inability to accurately forecast demand for our products could impact our profitability

Our business will be dependent on maintaining in-stock products for distribution. Should we fail to accurately forecast demand for our products resulting in over or under stocking of products we could impact on our revenues due to product wastage, missed sales due to our inability to deliver product timely, and the limitation placed on our available working capital due to overstocking of products.

We rely on our manufacturing operations to produce the vast majority of the nutritional supplements that we sell, and disruptions in our manufacturing system or losses of manufacturing certifications could affect our results of operations adversely.

Our products will be manufactured from raw ingredients in to powders and capsules. Errors or defects in our manufacturing or packaging operations could our product efficacy, our reputation and possibly consumer’s health. These sorts of errors could also result in litigation from our consumers. We currently operate manufacturing facilities in [Germany?]. All our domestic and foreign operations manufacturing products for sale to the United States are subject to good manufacturing practices, or GMPs, promulgated by the FDA and other applicable regulatory standards, including in the areas of environmental protection and worker health and safety. Any significant disruption in our operations at any of these facilities, including any disruption due to any regulatory requirement, could affect our ability to respond quickly to changes in consumer demand and could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, we may be exposed to risks relating to the transfer of work between facilities or risks associated with opening new facilities or closing existing facilities that may cause a disruption in our operations. Although we have implemented GMPs in our facilities, there can be no assurance that products manufactured in our plants will not be contaminated or otherwise fail to meet our quality standards. Any such contamination or other quality failures could result in costly recalls, litigation, regulatory actions or damage to our reputation, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We are dependent on certain third-party contract manufacturers and suppliers.

All of our current and planned products are expected to be produced by third party contract manufacturers. We also purchase certain important ingredients and raw materials from third-party suppliers.. Real or perceived quality control problems with products manufactured by contract manufacturers or raw materials outsourced from certain suppliers could negatively impact consumer confidence in our products or expose us to liability. In addition, disruption in the operations of any such manufacturer or supplier or material increases in the price of raw materials, for any reason, such as changes in economic and political conditions, tariffs, trade disputes, regulatory requirements, import restrictions, loss of certifications, power interruptions, fires, earthquakes, hurricanes, drought or other climate-related events, war or other events, could have a material adverse effect on our business, results of operations, financial condition and cash flows.  Our products planned for sale in the United States will be subject to good manufacturing practices, or GMPs, promulgated by the FDA and other applicable regulatory standards, including in the areas of environmental protection and worker health and safety. Any significant disruption in our operations at any of our selected contract manufacturing facilities, including any disruption due to any regulatory requirement, could affect our ability to respond quickly to changes in consumer demand and could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, we may be exposed to risks relating to the transfer of work between facilities or risks associated with opening new facilities or closing existing facilities that may cause a disruption in our operations. Although we have implemented GMPs in our facilities, there can be no assurance that products manufactured in our plants will not be contaminated or otherwise fail to meet our quality standards. Any such contamination or other quality failures could result in costly recalls, litigation, regulatory actions or damage to our reputation, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Should we fail to ensure that our information on our products is compliant we may face a loss of business, regulatory sanctions or investigations and litigation

Products, websites and marketing materials will require compliant wording around ingredients and claims. Failure to be compliant or misleading images and words may result in litigation, reputation impact, lost sales or regulatory investigation

We may not raise sufficient capital to undertake our planned operations and thus we are at risk of being unable to maintain the continuity of our planned business

Our business plan initially requires completion of the financing undertaken to raise $10,000,000 by way of the sale of our Seed Preferred Stock of which $9,320,000 was raised as of June 30, 2022. We will require further equity financing in 2022 and 2023 to sustain operations until we have acquired operating companies and grown their operations to a significant enough scale that we can be viable as a standalone business. Volatility in the macroeconomic and geopolitical environment could negatively impact our ability to raise further equity financing which would put pressure on our operations, existing businesses, shareholders and ultimately cause further dilution or cash flow issues that may mean we cannot maintain continuity of our business operations

Our management is domiciled in the United State and Europe which may present some limited risk to operations

Our management team is spread out geographically across the US and Europe and so any further restrictions in travel due to a pandemic may present some limited risk to our ability to operate, build a team culture and effectively operate our business.

Our success depends on the experience and skill of our board of directors, executive officers and key personnel, whom we may not be able to retain and we may not be able to hire enough additional personnel to meet our needs.

We are dependent on Simon Belsham (President, Chief Executive Officer) and Amit Kapur (Chief Financial Officer).  There can be no assurance that they will continue to be employed by us for a particular period of time.  The loss of any member of the board of directors or executive officer or advisors could harm our business, financial condition, cash flow and results of operations.

The success of our strategy will depend on a well-defined management structure and the availability of a management team with proven competencies in the identification, acquisition and integration of complementary companies and assets.  To implement our business plan, we will need to keep the personnel that we currently have and, if our business is to grow as planned, we will need additional personnel.  We cannot assure you that we will be successful in retaining our present team or in attracting and retaining additional personnel.  If we are unable to attract and retain key personnel or are unable to do so in a cost-effective manner, our business may be materially and adversely affected.

A potential major customers account for a significant portion of our consolidated net sales and the loss from any major customer could have a material adverse effect on our results of operations.

We do not have a long-term contract with any major customer, and the loss of any major customer could have a material adverse effect on our results of operations. In addition, our results of operations and ability to service our debt obligations would be impacted negatively to the extent that any major customer is unable to make payments to us or does not make timely payments on outstanding accounts receivables.

If we experience product recalls, we may incur significant and unexpected costs, and our business reputation could be adversely affected.

We may be exposed to product recalls and adverse public relations if our products are mislabeled or alleged to cause injury or illness, or if we are alleged to have violated governmental regulations. A product recall could result in substantial and unexpected expenditures, which would reduce operating profit and cash flow. In addition, a product recall may require significant management attention. Product recalls may hurt the value of our brands and lead to decreased demand for our products. Product recalls also may lead to increased scrutiny by federal, state or international regulatory agencies of our operations and increased litigation and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We may incur material product liability claims, which could increase our costs and adversely affect our reputation, revenues and operating income.

As a distributor of products designed for human consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products consist of vitamins, minerals, dietary supplements and other ingredients that are classified as foods and dietary supplements, and, in most cases, are not necessarily subject to pre-market regulatory approval in the United States. Some of our products contain innovative ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. As a marketer of products manufactured by third parties, we also may be liable for various product liability claims for products we do not manufacture. We have been in the past, and may be in the future, subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. A product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which, in turn, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Insurance coverage, even where available, may not be sufficient to cover losses we may incur.

Our business exposes us to the risk of liabilities arising from our operations. For example, we may be liable for claims brought by users of our products or by employees, customers or other third parties for personal injury or property damage occurring in the course of our operations. We seek to minimize these risks through various insurance contracts from third-party insurance carriers. However, our insurance coverage is subject to large individual claim deductibles, individual claim and aggregate policy limits, and other terms and conditions. We retain an insurance risk for the deductible portion of each claim and for any gaps in insurance coverage. We do not view insurance, by itself, as a material mitigant to these business risks.

We cannot assure that our insurance will be sufficient to cover our losses. Any losses that insurance does not substantially cover could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Natural disasters (whether or not caused by climate change), unusually adverse weather conditions, pandemic outbreaks, terrorist acts and global political events could cause permanent or temporary facility closures, impair our ability to purchase, receive or replenish raw materials or cause customer traffic to decline, all of which could result in lost sales and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as hurricanes, fires, floods and earthquakes (whether or not caused by climate change), unusually adverse weather conditions, pandemic outbreaks (including the recent outbreak of COVID-19), terrorist acts or disruptive global political events, such as civil unrest in locations where our facilities, contract manufacturers or suppliers are located, or similar disruptions could adversely affect our operations and financial performance. To the extent these events result in the closure of one or more of our manufacturing facilities or our corporate headquarters, or impact one or more of our contract manufacturers or key suppliers, our operations and financial performance could be materially adversely affected through lost sales. In addition, these events could result in increases in fuel (or other energy) prices or a fuel shortage, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the temporary disruption in the transport of goods from overseas, delay in the delivery of goods to our customers, the temporary reduction in the availability of our products, expiration of inventory, future long-lived asset impairment charges and disruption to our information systems. These events also could have indirect consequences, such as increases in the cost of insurance, if they were to result in significant loss of property or other insurable damage.

An increase in the price and shortage of supply of key raw materials could adversely affect our business.

Our products are composed of certain key raw materials. If the prices of these raw materials were to increase significantly, the costs of purchasing products from our contract manufacturers could increase significantly and we may not be able to pass on such increases to our customers. Additionally, in the event any of our, or our contract manufacturer’s, third-party suppliers or vendors become unable or unwilling to continue to provide raw materials in the required volumes and quality levels or in a timely manner, we, or our contract manufacturers, would be required to identify and obtain acceptable replacement supply sources. If we, or they, are unable to identify and obtain alternative supply sources in a timely manner or at all, our business could be adversely affected. A significant increase in the price of raw materials that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. Events such as COVID-19, the threat of political or social unrest, or the perceived threat thereof, may also have a significant impact on raw material prices and transportation costs for our products. In addition, the interruption in supply of certain key raw materials essential to the manufacturing of our products may have an adverse impact on us and our suppliers’ ability to provide us with the necessary products needed to maintain our customer relationships and an adequate level of sales.

General trade tensions between the U.S. and China have been escalating since 2018, with multiple rounds of U.S. tariffs on Chinese goods taking effect, with some subsequently being de-escalated. Furthermore, China or other countries may institute retaliatory trade measures in response to existing or future tariffs imposed by the U.S. that could have a negative impact on our business. If any of these events continue as described, we may need to seek alternative suppliers or vendors, raise prices, or make changes to our operations, any of which could have a material adverse effect on our sales and profitability, results of operations and financial condition.

Our success is dependent on the accuracy, reliability, and proper use of sophisticated and dependable information processing systems and management information technology and any interruption in these systems could have a material adverse effect on our business, financial condition, and results of operations.

Our success is dependent on the accuracy, reliability, and proper use of sophisticated and dependable information processing systems and management information technology. Our information technology systems are designed and selected to facilitate order entry and customer billing, maintain customer records, accurately track purchases, manage accounting, finance and manufacturing operations, generate reports, and provide customer service and technical support. Any interruption in these systems or any interruption associated with the transition of these systems to a new information technology platform could have a material adverse effect on our business, financial condition, and results of operations.

System interruptions or security breaches may affect sales.

Customer access to, and ability to use, our websites affects our sales. If we are unable to maintain and continually enhance the efficiency of our systems, we could experience system interruptions or delays that could affect our operating results negatively. In addition, we could be liable for breaches of security on our websites, loss or misuse of our customers’ personal information or payment data. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to prevent or mitigate such fraud or breaches may negatively affect our operating results.

We must successfully maintain and/or upgrade our information technology systems, and our failure to do so could have a material adverse effect on our business, financial condition or results of operations.

We rely on various information technology systems to manage our operations. Recently, we have implemented, and we continue to implement, modifications and upgrades to such systems and acquired new systems with new functionality. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the difficulties with implementing new technology systems may cause disruptions in our business operations and have a material adverse effect on our business, financial condition or results of operations.

Risks Relating to the Regulatory & Environment

Compliance with new and existing laws and governmental regulations could increase our costs significantly and adversely affect our results of operations.

The processing, formulation, safety, manufacturing, packaging, labeling, advertising and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the FDA, the Federal Trade Commission, or the FTC, the Consumer Product Safety Commission, or the CPSC, the U.S. Department of Agriculture, or the USDA, and U.S. Environmental Protection Agency, or the EPA. These activities are also regulated by various state, local and international laws and agencies of the states and localities in which our products are sold. Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues and increased costs to us. For instance, the FDA regulates, among other things, the composition, safety, manufacture, labeling and marketing of dietary ingredients and dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use). Dietary supplements and dietary ingredients that do not comply with FDA’s regulations and/or the Dietary Supplement Health and Education Act of 1994 will be deemed adulterated or misbranded. Manufacturers and distributors of dietary supplements and dietary ingredients are prohibited from marketing products that are adulterated or misbranded, and the FDA may take enforcement action against any adulterated or misbranded dietary supplement on the market. The FDA has broad enforcement powers. If we violate applicable regulatory requirements, the FDA may bring enforcement actions against us, which could have a material adverse effect on our business, prospects, financial condition, and results of operations. The FDA may not accept the evidence of safety for any new ingredient that we may wish to market, may determine that a particular supplement or ingredient presents an unacceptable health risk based on the required submission of serious adverse events or other information, and may determine that a particular claim or statement of nutritional value that we use to support the marketing of a supplement is an impermissible drug claim, is not substantiated, or is an unauthorized version of a “health claim.” Any of these actions could prevent us from marketing particular nutritional supplement products or making certain claims or statements with respect to those products. The FDA could also require us to remove a particular product from the market. Any future recall or removal would result in additional costs to us, including lost revenues from any products that we are required to remove from the market, any of which could be material. Any product recalls or removals could also lead to an increased risk of litigation and liability, substantial costs, and reduced growth prospects.

Additional or more stringent laws and regulations of dietary supplements and other products have been considered from time to time. These developments could require reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation, or other new requirements. Any of these developments could increase our costs significantly. In addition, regulators’ evolving interpretation of existing laws could have similar effects.

Our failure to comply with FTC regulations could result in substantial monetary penalties and could adversely affect our operating results.

The FTC exercises jurisdiction over the advertising of dietary supplements and requires that all advertising to consumers be truthful and non-misleading. The FTC actively monitors the dietary supplement space and has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. Failure to comply with applicable regulations could result in substantial monetary penalties, which could have a material adverse effect on our financial condition or results of operations.

Our operations are subject to environmental and health and safety laws and regulations that may increase our cost of operations or expose us to environmental liabilities.

We are subject, directly or indirectly, to numerous federal, state, local and foreign environmental and health and safety laws and regulations governing our operations, including the handling, transportation and disposal of our non-hazardous and hazardous substances and wastes, as well as emissions and discharges from our operations into the environment, including discharges to air, surface water and groundwater. Failure to comply with such laws and regulations could result in costs for remedial actions, penalties or the imposition of other liabilities. New laws, changes in existing laws or the interpretation thereof, or the development of new facts or changes in their processes could also cause us to incur additional capital and operating expenditures to maintain compliance with environmental laws and regulations and environmental permits. Any failure by us to comply with environmental, health and safety requirements could result in the limitation or suspension of our operations, including operations at our manufacturing facility. We also could incur monetary fines, civil or criminal sanctions, third-party claims or cleanup or other costs as a result of violations of or liabilities under such requirements.

We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment without regard to fault or knowledge about the condition or action causing the liability. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or for properties to which substances or wastes that were sent in connection with current or former operations at our facilities. The presence of contamination from such substances or wastes could also adversely affect our ability to sell or lease our properties, or to use them as collateral for financing.

Failure to comply with federal, state and international privacy, data protection, marketing and consumer protection laws, regulations and industry standards, or the expansion of current or the enactment or adoption of new privacy, data protection, marketing and consumer protection laws, regulations or industry standards, could adversely affect our business.

We are subject to a variety of federal, state and foreign laws, regulations and industry standards regarding privacy, data protection, data security, marketing and consumer protection, which address the collection, storing, sharing, using, processing, disclosure and protection of data relating to individuals, as well as the tracking of consumer behavior and other consumer data. We are also subject to laws, regulations and industry standards relating to endorsements and influencer marketing. Many of these laws, regulations and industry standards are changing and may be subject to differing interpretations, are costly to comply with or inconsistent among jurisdictions. For example, the FTC expects companies like ours to comply with guidelines issued under the Federal Trade Commission Act that govern the collection, use, disclosure, and storage of consumer information, and establish principles relating to notice, consent, access and data integrity and security. The laws and regulations in many foreign countries relating to privacy, data protection, data security, marketing and consumer protection often are more restrictive than in the United States, and may in some cases be interpreted to have a greater scope. Additionally, the laws, regulations and industry standards, both foreign and domestic, relating to privacy, data protection, data security, marketing and consumer protection are dynamic and may be expanded or replaced by new laws, regulations or industry standards.

We strive to comply with applicable laws, policies, contractual and other legal obligations and certain applicable industry standards of conduct relating to privacy, data security, data protection, marketing and consumer protection. However, these obligations and standards of conduct often are complex, vague, and difficult to comply with fully, and it is possible that these obligations and standards of conduct may be interpreted and applied in new ways and/or in a manner that is inconsistent with each other or that new laws, regulations or other obligations may be enacted. It is possible that our practices may be argued or held to conflict with applicable laws, policies, contractual or other legal obligations, or applicable industry standards of conduct relating to privacy, data security, data protection, marketing or consumer protection. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, FTC, other regulatory requirements or orders or other federal, state or, as we continue to expand internationally, international privacy, data security, data protection, marketing or consumer protection-related laws, regulations, contractual obligations or self-regulatory principles or other industry standards could result in claims, proceedings or actions against us by governmental entities or others or other liabilities or could result in a loss of consumers. Any of these circumstances could adversely affect our business.

We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. For instance, with the increased focus on the use of data for advertising, the anticipation and expectation of future laws, regulations, standards and other obligations could impact us. In addition, as we expand our data analytics and other data related product offerings there may be increased scrutiny on our use of data and we may be subject to new and unexpected regulations. Future laws, regulations, standards and other obligations could, for example, impair our ability to collect or use information that we utilize to provide targeted digital promotions and media to consumers, thereby impairing our ability to maintain and grow our total customers and increase revenues. Future restrictions on the collection, use, sharing or disclosure of our users’ data or additional requirements for express or implied consent of users for the use and disclosure of such information could require us to modify our solutions, possibly in a material manner, and could limit our ability to develop or outright prohibit new solutions and features. Any such new laws, regulations, other legal obligations or industry standards, or any changed interpretation of existing laws, regulations or other standards may require us to incur additional costs and restrict our business operations. If our measures fail to comply with current or future laws, regulations, policies, legal obligations or industry standards relating to privacy, data protection, data security, marketing or consumer protection, we may be subject to litigation, regulatory investigations, fines or other liabilities, as well as negative publicity and a potential loss of business. Moreover, if future laws, regulations, other legal obligations or industry standards, or any changed interpretations of the foregoing limit our ability to store, process and share personally identifiable information or other data, demand for our products could decrease, our costs could increase, our revenue growth could slow, and our business, financial condition and operating results could be harmed.

We are exposed to potential liability for information on our customers’ websites and for products and services sold through their websites and we may incur significant costs and damage to our reputation as a result of defending against such potential liability.

We are exposed to potential liability for information on our customers’ websites. We could be exposed to liability with respect to such third-party information such as their products, links to third-party websites, advertisements and content provided by customers. Among other things, we may face assertions that, by directly or indirectly providing such third-party content or links to other websites, we should be liable for defamation, negligence, copyright or trademark infringement, or other actions by parties providing such content or operating those websites. We may also face assertions that content on our publishers and advertisers’ websites, including statistics or other data we compile internally, or information contained in websites linked to our websites contains false information, errors or omissions, and users and our customers could seek damages for losses incurred as a result of their reliance upon or otherwise relating to incorrect information. We may also be subject to fines and other sanctions by the government for such incorrect information. In addition, our services could be used as a platform for fraudulent transactions and third party products and services sold through us may be defective. The measures we take to guard against liability for third-party content, information, products and services may not be adequate to exonerate us from relevant civil and other liabilities.

Any such claims, with or without merit, could be time-consuming to defend and result in litigation and significant diversion of management’s attention and resources. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against these claims and suffer damage to our reputation.

If the use of third-party cookies or other tracking technology is rejected by Internet users, restricted by third parties outside of our control, or otherwise subject to unfavorable regulation, our performance could decline and we could lose customers and revenue.

We use a number of technologies to collect information about our customers. For instance, we use small text files (referred to as "cookies"), placed through an Internet browser on an Internet user’s machine which corresponds to a data set that we keep on our servers, to gather important data. Our cookies collect anonymous information, such as when an Internet user views an advertisement, clicks on an advertisement, or visits one of our advertisers’ websites. In some countries, including countries in the European Economic Area, this information may be considered personal information under applicable data protection laws. On mobile devices, we may also obtain location-based information about the user’s device through our cookies or other tracking technologies. We use these technologies to achieve our campaign goals, to ensure that the same Internet user does not unintentionally see the same media too frequently, to report aggregate information regarding the performance of our digital promotions and marketing campaigns, and to detect and prevent fraudulent activity throughout our network.

Cookies may easily be deleted or blocked by Internet users. All of the most commonly used Internet browsers (including Chrome, Firefox, Internet Explorer, and Safari) allow Internet users to prevent cookies from being accepted by their browsers. Internet users can also delete cookies from their computers at any time. Some Internet users also download “ad blocking” software that prevents cookies from being stored on a user’s computer. If more Internet users adopt these settings or delete their cookies more frequently than they currently do, our business could be harmed. In addition, the Safari and Firefox browsers blocks third-party cookies by default, and other browsers may do so in the future. Unless such default settings in browsers were altered by Internet users to permit the placement of third-party cookies, we would be able to set fewer of our cookies in users’ browsers, which could adversely affect our business. In addition, companies such as Google have publicly disclosed their intention to move away from cookies to another form of persistent unique identifier, or ID, to identify individual Internet users or Internet-connected devices in the bidding process on advertising exchanges. If companies do not use shared IDs across the entire ecosystem, this could have a negative impact on our ability to find the same anonymous user across different web properties, and reduce the effectiveness of our marketing efforts.

In addition, in the European Union, or EU, Directive 2009/136/EC, commonly referred to as the “Cookie Directive,” directs EU member states to ensure that collecting information on an Internet user’s computer, such as through a cookie, is allowed only if the Internet user has appropriately given his or her prior freely given, specific, informed and unambiguous consent. Similarly, this Directive which also contains specific rules for the sending of marketing communications, limits the use of marketing texts messages and e-mails. Additionally, an e-Privacy Regulation, which will replace the Cookie Directive with requirements that could be stricter in certain respects, apply directly to activities within the EU without the need to be transposed in each member state’s law, and could impose stricter requirements regarding the use of cookies and marketing e-mails and text messages and additional penalties for noncompliance, has been proposed, although at this time it is unclear whether it will be approved as it is currently drafted or when its requirements will be effective. We may experience challenges in obtaining appropriate consent to our use of cookies from consumers or to send marketing communications to consumers within the EU, which may affect our ability to run promotions and our operating results and business in European markets, and we may not be able to develop or implement additional tools that compensate for the lack of data associated with cookies. Moreover, even if we are able to do so, such additional tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies.

We may face economic, political and other risks associated with  international operations should we determine to expand into the international marketplace, which may adversely affect our revenues and international growth prospects.

NOEO GmbH, a German company and our wholly owned subsidiary, originally launched its business in early 2021 and up until June 2022 has  marketed its line of adaptogen products direct to consumer across Europe and North America.  While NOEO is in the process of being relocated to the United States, we may determine to continue to market these products or new products to international locations.  International operations will be subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will amplify the effects of these risks, which include, among others:

•	differences in culture, economic and labor conditions and practices;

•	the policies of the U.S. and foreign governments;

•	disruptions in trade relations and economic instability;

•	differences in enforcement of contract and intellectual property rights;

•	social and political unrest;

•	natural disasters, terrorist attacks, pandemics or other catastrophic events;

•	complex, varying and changing government regulations and legal standards and requirements, particularly with respect to tax regulations, price protection, competition practices, export control regulations and restrictions, customs and tax requirements, immigration, anti-boycott regulations, data privacy, intellectual property, anti-corruption and environmental compliance, including the Foreign Corrupt Practices Act;

•	greater difficulty enforcing intellectual property rights and weaker laws protecting such rights; and

•	greater difficulty in accounts receivable collections and longer collection periods;

We may also be affected by domestic and international laws and regulations applicable to companies doing business abroad or importing and exporting goods and materials. These include tax laws, laws regulating competition, anti-bribery/anti-corruption and other business practices, and trade regulations, including duties and tariffs. Compliance with these laws is costly, and future changes to these laws may require significant management attention and disrupt our operations. Additionally, while it is difficult to assess what changes may occur and the relative effect on our international tax structure, significant changes in how U.S. and foreign jurisdictions tax cross-border transactions could materially and adversely affect our results of operations and financial position.

Our results of operations and financial position may also be impacted by changes in currency exchange rates. Unfavorable currency exchange rates between the US Dollar and foreign currencies, could adversely affect us in the future. Fluctuations in currency exchange rates may present challenges in comparing operating performance from period to period.

There are other risks that may be inherent to international operations, including the potential for changes in socio-economic conditions, laws and regulations, including, among others, competition, import, export, labor and environmental, health and safety laws and regulations, and monetary and fiscal policies, protectionist measures that may prohibit acquisitions or joint ventures, or impact trade volumes, unsettled political conditions; government-imposed plant or other operational shutdowns, backlash from foreign labor organizations related to our restructuring actions, corruption; natural and man-made disasters, hazards and losses, violence, civil and labor unrest, and possible terrorist attacks.

Additionally, if the opportunity arises, we may expand our operations into new and high-growth international markets. However, there is no assurance that we will expand our operations in such markets in our desired time frame. To expand our operations into new international markets, we may enter into business combination transactions, make acquisitions or enter into strategic partnerships, joint ventures or alliances, any of which may be material. We may enter into these transactions to acquire other businesses or products to expand our products or take advantage of new developments and potential changes in the industry. Our lack of experience operating in new international markets and our lack of familiarity with local economic, political and regulatory systems could prevent us from achieving the results that we expect on our anticipated time frame or at all. If we are unsuccessful in expanding into new or high-growth international markets, it could adversely affect our operating results and financial condition.

Future planned international operations may require us to comply with anti-corruption laws and regulations of the U.S. government and various international jurisdictions in which we do business.

Doing business on a worldwide basis will require us to comply with the laws and regulations of the U.S. government and various international jurisdictions, and our failure to successfully comply with these rules and regulations may expose us to liabilities. These laws and regulations apply to companies, individual directors, officers, employees, and agents, and may restrict our operations, trade practices, investment decisions and partnering activities. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act, or the FCPA. The FCPA prohibits us from providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment, and requires us to maintain adequate record- keeping and internal accounting practices to accurately reflect our transactions. As part of our business, we may deal with state-owned business enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA. In addition, some of the international locations in which we may operate lack a developed legal system and have elevated levels of corruption. As a result of the above activities, we are exposed to the risk of violating anti-corruption laws. Violations of these legal requirements are punishable by criminal fines and imprisonment, civil penalties, disgorgement of profits, injunctions, debarment from government contracts as well as other remedial measures. We expect to establish policies and procedures designed to assist us and our personnel in complying with applicable U.S. and international laws and regulations should this be required. However, there can be no assurance that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage, and such a violation could adversely affect our reputation, business, financial condition and results of operations.

Privacy protection is increasingly demanding, and we may be exposed to risks and costs associated with security breaches, data loss, credit card fraud and identity theft that could cause us to incur unexpected expenses and loss of revenue, suffer reputational harm with our customers, as well as other risks.

The protection of customer, employee, vendor and other business data is critical to us. We receive confidential customer data, including payment card and personally identifiable information, in the normal course of customer transactions. In order for our sales channels to function, we and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information, securely over public networks. While we have taken significant steps to protect customer and confidential information, the intentional or negligent actions of employees, business associates or third parties may undermine our security measures and result in unauthorized parties obtaining access to our data systems and misappropriating confidential data. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other developments will prevent a compromise of our customer transaction processing capabilities and personal data. Because the techniques used to obtain unauthorized access to, disable, degrade, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any compromise of our data security could result in a violation of applicable privacy and other laws or standards, significant legal and financial exposure beyond the scope or limits of our insurance coverage, interruption of our operations, increased operating costs associated with remediation, equipment acquisitions or disposal, added personnel, and a loss of confidence in our security measures, which could harm our business or investor confidence. Any security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive or confidential information could attract a substantial amount of media attention, damage our reputation, expose us to risk of litigation and material liability, disrupt our operations and harm our business.

Federal, state, provincial and international laws and regulations govern the collection, retention, sharing and security of data that we receive from and about our employees, customers and vendors. The regulatory environment surrounding information security and privacy has been increasingly demanding in recent years, including the recent implementation of the California Consumer Privacy Act. The costs of compliance with, and other burdens imposed by, these and other international data privacy and security laws may limit our business and services and could have a materially adverse impact on our business.

We believe that we are in material compliance with all laws, regulations and self-regulatory regimes that are applicable to us. However, the laws, regulations, and self-regulatory regimes may be modified, and new laws may be enacted in the future that may apply to us and affect our business. Further, data protection authorities may interpret existing laws in new ways. We may deploy new services from time to time, which may also require us to change our compliance practices. Any such developments (or developments stemming from enactment or modification of other laws) or the failure to anticipate accurately the application or interpretation of these laws could create liability for us, result in adverse publicity, increase our future compliance costs, make our products and services less attractive to our customers, or cause us to change or limit our business practices, and materially affect our business and operating results. Further, any failure or perceived failure by us or third-party service providers to comply with international data privacy and security laws may lead to regulatory enforcement actions, fines, private lawsuits or reputational damage.

We may not be able to protect our intellectual property rights.

We regard our trademarks, service marks, copyrights, patents, trade secrets, proprietary technologies, domain names and similar intellectual property as important to our success. We rely on trademark, copyright and patent law, trade secret protection and confidentiality agreements with our future employees, consultants, vendors, customers and others to protect our proprietary rights.  Many of the trademarks that we use contain words or terms having a somewhat common usage and, as a result, we may have difficulty registering them in certain jurisdictions. We have not yet obtained registrations for our most important marks.  If other companies have registered or have been using in commerce similar trademarks for products similar to ours, we may have difficulty in registering, or enforcing an exclusive right to use, our marks.

There can be no assurance that our efforts to protect our proprietary rights will be sufficient or effective, that any pending or future patent and trademark applications will lead to issued patents and registered trademarks in all instances, that others will not develop or patent similar or superior technologies, products, or that our patents, trademarks, and other intellectual property will not be challenged, invalidated, misappropriated or infringed by others. Additionally, the intellectual property laws and enforcement practices of other countries in which our product is or may in the future be offered may not protect our products and intellectual property rights to the same extent as the laws of the United States. If we are unable to protect our intellectual property from unauthorized use, our brand image may be harmed, and our business and results of operations may suffer.

Assertions by third parties of infringement, misappropriation or other violation by us of their intellectual property rights could result in significant costs and substantially harm our business and operating results.

In recent years, there has been significant litigation involving intellectual property rights in many technology-based industries. Any infringement, misappropriation or related claims, whether or not meritorious, is time-consuming, diverts technical and management personnel and is costly to resolve. As a result of any such dispute, we may have to develop non-infringing technology, pay damages, enter into royalty or licensing agreements, cease providing our product or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us. Any of these events could result in increases in operating expenses, limit our product offerings or result in a loss of business.

We may be required to indemnify our vendors and/or customers, the payment of which could have a material adverse effect on our business, financial condition, and operating results.

We may provide certain rights of indemnification to our vendors and/or customers in certain circumstances. If any plaintiff is successful in certifying a class and thereafter prevailing on the merits of their complaint, such an adverse result could have a material adverse effect on us. In addition, due to the nature and scope of the indemnity and defense we will likely need to provide, the legal fees associated with such indemnification could be significant enough to have a material adverse effect on our cash flows until such matters are fully and finally resolved.

Although dependent on certain key personnel, we do not have any key man life insurance policies on any such people.

We are dependent on our management team to conduct our operations and execute our business plan, however, we have not purchased any insurance policies with respect to the management in the event of the death or disability of any of our key managers. Therefore, if any of the members of our management team dies or becomes disabled, we will not receive any compensation to assist with his absence.

We may be a party to lawsuits that arise in the ordinary course of business.

We may be a party to lawsuits in the future (including product liability, false advertising, and intellectual property claims) that arise in the ordinary course of business. The possibility of such litigation, and its timing, is in large part outside our control. It is possible that future litigation could arise that could have material adverse effects on us.

Risks Relating to Our Common Shares

The Company has discretion in the use of proceeds from its securities issuances.

Generally, when the Company issues securities, management of the Company will have broad discretion with respect to the application of net proceeds received by the Company from the sale of the securities and may spend such proceeds in ways that do not improve the Company’s results of operations or enhance the value of the securities issued and outstanding from time to time. Any failure by management to apply these funds effectively could result in financial losses that could have a material adverse effect on the Company’s business or cause the price of the securities of the Company issued and outstanding from time to time to decline.

There is a limited market for the Company’s Common Shares

Our Common Shares are currently quoted on OTC Markets under the trading symbol “HLCO”. There can be no assurance that an active and liquid market for the Common Shares will be maintained, and an investor may find it difficult to resell any securities of the Company.

In addition, there is no public market for our securities and such a public market may never develop.  The securities are not registered under the Securities Act and, therefore, cannot be resold unless they are later registered or unless an exemption from registration is available. Rule 144 under the Securities Act permits limited public resale of unregistered securities if certain conditions are satisfied.  These conditions include, among other things, (i) the resale occurring not less than six months after the holder has acquired and made full payment for the security, (ii) the availability of certain public information about the issuer, and (iii) in the case of an affiliate, or of a non-affiliate who has held the security less than one year, (a) the sale being made through a broker in an unsolicited “broker’s transaction” or in a transaction directly with a market maker and (b) the amount of securities being sold in any three-month period not exceeding certain specified limitations. The information required for Rule 144 to apply is not currently available and may not be available in the future.

The market price of our Common Shares may be volatile.

The market price of the Common Shares may be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control. This volatility may affect the ability of holders of the Common Shares to sell their securities at an advantageous price. Such volatility could be subject to significant fluctuations in response to numerous factors including:

•	the public’s reaction to the Company’s press releases, announcements and filings with regulatory authorities and those of its competitors;
•	fluctuations in broader stock market prices and volumes or adverse changes in general market conditions or economic trends or as a result of the COVID-19 pandemic and/or social unrest generally;
•	changes in market valuations of similar companies;
•	investor perception of the Company, its prospects or the industry in general;
•	additions or departures of key personnel; Commencement of or involvement in litigation;
•	changes in the regulatory landscape applicable to the Company, the dietary supplement and/or the hemp industry;
•	media reports, publications or public statements relating to, or public perceptions of, the regulatory landscape applicable to the Company, the dietary supplement and/or the hemp industry, whether correct or not;
•	announcements by the Company or its competitors of strategic alliances, significant contracts, new technologies, acquisitions, dispositions, commercial relationships, joint ventures or capital commitments;
•	variations in the Company’s quarterly results of operations or cash flows or those of other comparable companies;
•	revenues and operating results failing to meet the expectations of securities analysts or investors in a particular quarter;
•	downward revision in securities analysts’ estimates;
•	changes in the Company’s pricing policies or the pricing policies of its competitors;
•	future issuances and sales of Common Shares or other securities of the Company, including as a result of the conversion of Seed Preferred Shares and sale of Common Shares issuable thereafter;
•	sales of Common Shares by insiders of the Company;
•	third party disclosure of significant short positions;
•	demand for and trading volume of Common Shares of the Company;
•	short-term fluctuation in share price caused by changes in general conditions in the domestic and worldwide economies or financial markets;
•	consequences of government action in response to COVID-19; changes in global financial markets and global economics and general market conditions, such as interest rates and product price volatility, and including those caused by COVID-19

The realization of any of these risks and other factors beyond the Company’s control could cause the market price of the Common Shares to decline significantly.

In addition, broad market, societal and industry factors may harm the market price of the Common Shares of the Company. Hence, the price of the Common Shares could fluctuate based upon factors that have little or nothing to do with the Company, and these fluctuations could materially reduce the price of the Common Shares regardless of the Company’s operating performance. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. There can be no assurance that continuing fluctuations in price and volume will not occur. If such increased levels of volatility and market turmoil continue, the Company’s operations could be adversely impacted, and the trading price of the Common Shares of the Company may be materially adversely affected.

In the past, following a significant decline in the market price of a company’s securities, there have been instances of securities class action litigation having been instituted against that company. If the Company were involved in any similar litigation, it could incur substantial costs, management’s attention and resources could be diverted and it could harm the Company’s business, operating results and financial condition.

We do not intend to pay dividends on its Common Shares and, consequently, the ability of investors to achieve a return on their investment will depend entirely on appreciation in the price of the Company’s Common Shares.

We do not anticipate paying cash dividends on the Common Shares in the foreseeable future. The Company currently intends to retain all future earnings to fund the development and growth of its business. Any payment of future dividends will be at the discretion of the directors and will depend on, among other things, the Company’s earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations that the directors deem relevant. Investors must rely on sales of their Common Shares after price appreciation, which may never occur, as the only way to realize a return on their investment.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Any credit agreements, which we may enter into with institutional lenders, may restrict our ability to pay dividends. Whether we pay cash dividends in the future will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and any other factors that the board of directors decides is relevant. Therefore, any return on your investment in our capital stock must come from increases in the fair market value and trading price of the capital stock.

We are a holding company and our earnings depend on the earnings and distributions of its subsidiaries.

The Company has limited  assets other than cash, and will conduct substantially all of its business through its current subsidiary and any newly acquired subsidiaries, which will generate all or substantially all our revenues. Our current ability and that of our acquired subsidiaries to distribute funds to us will depend on operating results, tax considerations (both domestic and foreign) and will be subject to applicable laws and regulations which require that solvency and capital standards be maintained by these subsidiaries and contractual restrictions contained in the instruments governing their debt, existing or if incurred. In the event of a bankruptcy, liquidation or reorganization of the Company’s subsidiary, or any other future subsidiary, holders of indebtedness and trade creditors will generally be entitled to payment of their claims from the assets of those subsidiaries before any assets are made available for distribution to the Company.

Future sales of Common Shares by Shareholders, directors or officers could create volatility in the Company’s share price.

Subject to compliance with applicable securities laws and the terms of any applicable lock-up arrangements, the Company’s officers, directors, promoters and their affiliates may sell some or all of their Common Shares in the future. No prediction can be made as to the effect, if any, such future sales of Common Shares will have on the market price of the Common Shares prevailing from time to time. However, the future sale of a substantial number of Common Shares by the Company’s officers and directors, promoters and their affiliates, or the perception that such sales could occur, could materially adversely affect prevailing market prices for the Common Shares of the Company.

Certain outstanding Common Shares of the Company are, subject to applicable securities laws, generally immediately available for resale in the public markets. Additional Common Shares issuable upon the exercise of stock options may also become available for sale in the public market, which may also cause the market price of the Common Shares to fall. Accordingly, if substantial amounts of Common Shares are sold in the public market, the market price could fall.

A small number of Shareholders may exercise significant influence on matters submitted to Shareholders for approval.

The Company has a small number of Shareholders who own, in the aggregate, approximately 50% equity interest in the Company. As a result, although such Shareholders may not have an agreement to act in concert, such Shareholders have the ability to exercise significant influence over matters submitted to Shareholders for approval, whether subject to approval by a majority of the Shareholders or special resolution.

The Company may issue additional shares and additional issuances could dilute a Shareholder’s holdings.

The Company may issue additional Common Shares in the future which may dilute a Shareholder’s holdings in the Company. The Articles permit the issuance of 290,000,000 Common Shares and 10,000,000 Preferred Shares, and Shareholders have no pre-emptive rights in connection with any further issuances. The directors of the Company have the discretion to determine the provisions attaching to the Common Shares and the price and the terms of issue of further Common Shares and Preferred Shares.

Additional equity financing, including pursuant to an at-the-market offering, may be dilutive to Shareholders and could contain rights and preferences superior to those of the Common Shares. Debt financing may involve restrictions on the Company’s financing and operating activities. Debt financing may be convertible into other securities of the Company which may result in immediate or resulting dilution. In either case, additional financing may not be available to the Company on acceptable terms or at all. If the Company is unable to raise additional funds as needed, the scope of its operations or growth may be reduced and, as a result, the Company may be unable to fulfil its long-term goals. In this case, investors may lose all or part of their investment. Any default under such debt instruments could have a material adverse effect on the Company, its business, or the results of operations.

Purchasers of the Company’s Common Shares may experience immediate and substantial dilution of their investment.

The offering price of Common Shares may significantly exceed the net tangible book value per share of the Common Shares. Accordingly, a purchaser of Common Shares may incur immediate and substantial dilution of his, her or its investment. If outstanding options and warrants to purchase Common Shares are exercised or securities convertible into Common Shares are converted, additional dilution will occur. The Company may sell additional Common Shares or other securities that are convertible or exchangeable into Common Shares in future offerings or may issue additional Common Shares or other securities to finance future acquisitions.

The Company cannot predict the size or nature of future sales or issuances of securities or the effect, if any, that such future sales and issuances will have on the market price of the Common Shares. Sales or issuances of substantial numbers of Common Shares or other securities that are convertible or exchangeable into Common Shares, or the perception that such sales or issuances could occur, may adversely affect prevailing market prices of the Common Shares. With any additional sale or issuance of Common Shares or other securities that are convertible or exchangeable into Common Shares, investors will suffer dilution to their voting power and economic interest in the Company. Furthermore, to the extent holders of the Company’s stock options or other convertible securities convert or exercise their securities and sell the Common Shares they receive, the trading price of the Common Shares may decrease due to the additional number of Common Shares available in the market.

Our management has broad discretion as to the use of the net proceeds from this offering allocated to working capital and general corporate purposes.

Our management will have broad discretion in the application of the net proceeds that are allocated to working capital and general corporate purposes. Accordingly, you will have to rely upon the judgment of our management with respect to the use of these proceeds. Our management may spend a portion or all of the net proceeds from this offering that are allocated to working capital and general corporate purposes in ways that holders of our common stock may not desire or that may not yield a significant return or any return at all. Our management not applying these funds effectively could harm our business. Pending their use, we may also invest the net proceeds from this offering that are allocated to working capital and general corporate purposes in a manner that does not produce income or that loses value.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, or the expiration of lock-up agreements that restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our common stock to decline and would result in the dilution of your holdings.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, or the expiration of lock-up agreements that restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our common stock to decline. We cannot predict the effect, if any, of future issuances of our securities, or the future expirations of lock-up agreements, on the price of our common stock. In all events, future issuances of our common stock would result in the dilution of your holdings. In addition, the perception that new issuances of our securities could occur, or the perception that locked-up parties will sell their securities when the lock-ups expire, could adversely affect the market price of our common stock.

Future issuances of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future issuances of preferred stock, which could rank senior to our common stock for the purposes of dividends and liquidating distributions, may adversely affect the level of return you may be able to achieve from an investment in our common stock.

In the future, we may attempt to increase our capital resources by offering debt securities. Upon bankruptcy or liquidation, holders of our debt securities, and lenders with respect to other borrowings we may make, would receive distributions of our available assets prior to any distributions being made to holders of our common stock. Moreover, if we issue preferred stock, the holders of such preferred stock could be entitled to preferences over holders of common stock in respect of the payment of dividends and the payment of liquidating distributions. Because our decision to issue debt or preferred stock in any future offering, or borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any such future offerings or borrowings. Holders of our common stock must bear the risk that any future offerings we conduct or borrowings we make may adversely affect the level of return, if any, they may be able to achieve from an investment in our common stock.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our Company does not own any real estate or other properties. Our business office is located at Ten Grand Street, 11th Floor, Brooklyn, New York  11249.  This address is provided to the Company by one of its majority shareholders.  The Company has not entered into any agreements for office space.   Our wholly owned subsidiary, NOEO operates from space provided by our director and has a mailing address of HAUSplus GmbH Hohenzollerndamm 125 14199 Berlin, Germany.  NOEO stores and ships its products from a fulfillment service located in Germany with which it is contracted to provide such services. Currently NOEO is in the process of relocating its operations to the United States.

ITEM 3. LEGAL PROCEEDINGS

The Company knows of no material, existing or pending legal proceedings against it, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which its director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to its interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is not traded on any exchange.  Our common stock is currently quoted on the OTC Markets, Inc. (“OTC Markets”) Pink tier under the trading symbol “HLCO”.   Our stock is currently not eligible for proprietary broker-dealer quotations. All quotes in our stock reflect unsolicited customer orders. Unsolicited-Only stocks have a higher risk of wider spreads, increased volatility, and price dislocations. Investors may have difficulty selling our stock. An initial review by a broker-dealer under SEC Rule15c2-11 is required for brokers to publish competing quotes and provide continuous market making. We have submitted an application to uplist our common stock to the OTC Markets QB tier, and OTC Markets is currently undertaking the initial review under Rule 15c2-11, and we expect, although we cannot guarantee, that this uplisting will be completed in the near future, and that our stock will return to proprietary broker-dealer quotations. We cannot assure you that an active market will develop in the future for our common stock.

The Company's common stock is subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Securities and Exchange Commission. That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the Company’s common stock. Many brokers may be unwilling to engage in transactions in the Company’s common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

On October 10, 2022, the last reported sales price of our common stock as reported by Yahoo Finance was $3.75.

Record Holders

Our Common Stock

The Company's common shares are issued in registered form. Pacific Stock Transfer Inc., Suite 300, 6725 Via Austi Parkway, Las Vegas, NV 89119, (800) 785-7782, is the registrar and transfer agent for the Company's common shares.

As of October 10, 2022, we had 69 shareholders of record for our common stock and a total of 47,704,920 shares issued and outstanding.

Our Seed Preferred Stock

The Company’s seed preferred stock is issued in registered form by our transfer agent, Pacific Stock Transfer Inc, Suite 300, 6725 Via Austi Parkway, Las Vegas, NV 89119, (800) 785-7782.  Pacific Stock Transfer is the registrar and transfer agent for the Company's seed preferred shares.

As of October 10, 2022, we had 15 shareholders of record for our seed preferred stock and a total of 4,660,000 shares of seed preferred stock issued and outstanding.

Our Seed Preferred Stock does not currently trade on any markets.

Dividends

We have never declared any cash dividends with respect to our common stock. Future payment of dividends is within the discretion of our Board and will depend on our earnings, capital requirements, financial condition and other relevant factors. Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

Equity Compensation Plan Information

On June 10, 2022, the Board of the Company adopted the 2022 Omnibus Plan. Adoption of the 2022 Omnibus Plan was also approved on June 10, 2022, by the stockholders holding a majority of the outstanding voting capital stock of the Company.  Under the 2022 Omnibus Plan, non-employee members of the Board and employees and officers of the Company and its affiliates, including all executive officers, are eligible to receive options, stock appreciation rights, restricted stock, restricted stock units, stock grants, stock units, performance shares and performance units. The 2022 Omnibus Plan will be administered by the Board. The total number of shares of common stock of the Company reserved and available for grant pursuant to the 2022 Omnibus Plan is ten million (10,000,000).

The 2022 Omnibus Plan expires in 10 years from the date of adoption, or June 9, 2033.

For purposes of determining the number of shares of Stock available for grant under the Plan from time-to-time:

(a) The number of shares of Stock reserved and available for grant under this Plan shall be reduced by one (1) share of Stock for each share subject to an Award granted under this Plan.

(b) In the event any Award granted under this Plan is forfeited, terminated, canceled, or expired, the number of shares of Stock subject to such Award and related forfeiture, termination, cancellation or expiration, shall thereafter be available for grant or added back to the shares of Stock available for grant under this Plan on a one-for-one basis.

(c) If shares of Stock are not delivered in connection with any Award because the Award is settled in cash, such shares shall not be deemed to have been delivered for purposes of determining the maximum number of shares of Stock available for delivery under the Plan and will again be available for grant.

(d) The exercise of a stock-settled SAR or broker-assisted “cashless” exercise of an Option (or a portion thereof) will reduce the number of shares of Stock available for issuance by the entire number of shares of Stock subject to that SAR or Option (or applicable portion thereof), even though a smaller number of shares of Stock will be issued upon such an exercise.

(e) Shares of Stock tendered to pay the exercise price of an Option or tendered, withheld or otherwise relinquished by the Participant to satisfy a tax withholding obligation arising in connection with any Award will not become available for grant under the Plan. Moreover, shares of Stock purchased on the open market with cash proceeds generated by the exercise of an Option will not increase or replenish the number of shares available for grant.

(f) If the provisions of this Section 4.2 are inconsistent with the requirements of any regulations promulgated by the Internal Revenue Service pursuant to Section 422 of the Code, the provisions of such regulations shall control over the provisions of this Section 4.2, but only as this Section 4.2 applies to Incentive Stock Options.

(g) The Committee may adopt such other reasonable rules and procedures as it deems to be appropriate for purposes of determining the number of shares of Stock that are available for grant

In the event of any recapitalization, reclassification, stock dividend, stock split, any additional issuance of Stock or other securities, reverse stock split or other distribution with respect to the shares of Stock, or any similar corporate transaction or event in respect of the Stock, the Committee shall, in order to prevent the diminution or enlargement of the benefits or potential benefits intended to be made available under the Plan, make a proportionate adjustment in: (a) the number and class of shares of Stock made available for grant; (b) the number of shares of Stock set forth in the Plan and any other similar numeric limit expressed in the Plan; (c) the number and class of and/or price of shares of Stock, units, or other rights subject to the then-outstanding Awards; (d) the performance targets or goals appropriate to any outstanding Awards; or (e) any other terms of an Award that are affected by the event.

Notwithstanding anything in the Plan to the contrary, in the event of any such transaction or occurrence, the Committee, in its sole discretion, may provide in substitution for any or all outstanding Awards such alternative consideration (including cash) as it, in good faith, may determine to be equitable under the circumstances and may require in connection therewith the surrender of all Awards so replaced. Any adjustments made pursuant to these events under the Plan shall be made in a manner consistent with the requirements of Section 409A of the Code and, in the case of Incentive Stock Options, any such adjustments shall be made in a manner consistent with the requirements of Section 424(a) of the Code. Except as set forth, no Participant shall have any other rights by reason of any recapitalization, reclassification, stock dividend, stock split, reverse stock split or other distribution with respect to the shares of Stock, or any similar corporate transaction or event in respect of the Stock.

Notwithstanding any other provision in the Plan to the contrary, the aggregate grant date fair value (computed as of the Date of Grant in accordance with applicable financial accounting rules) of all Awards granted to any Non-Employee Director during any single calendar year, plus the aggregate amount of all cash fees earned and paid or payable to such director for services rendered for the same year, shall not exceed $500,000.

Persons eligible to participate in this Plan include non-employee members of the Board and employees and officers of the Company and its Affiliates. The Committee may determine on a case-by-case basis to make Awards to Consultants to the Company or its Affiliates. Awards may also be granted to prospective employees or members of the Board but no portion of any such Award will vest, become exercisable, be issued, or become effective prior to the date on which such individual begins to provide services to the Company or an Affiliate.

Subject to the provisions of this Plan, the Committee shall determine and set forth in the applicable Award Agreement the extent to which a Participant shall have the right to retain and/or exercise an Award following Termination of Employment (or Termination of Service in the case of a Non-Employee Director). Such provisions need not be uniform among all types of Awards and may reflect distinctions based on the reasons for such terminations, including but not limited to, death, Disability, a Change of Control, a termination for cause or reasons relating to the breach or threatened breach of restrictive covenants.

Subject to the terms of the Plan, the Award Agreement and any applicable law, payments or transfers to be made by the Company or any Subsidiary on the grant, exercise or settlement of an Award may be made in such forms as determined by the Committee, including, without limitation, cash, Stock, other Awards, or other property, or any combination thereof, and may be made in a single payment or transfer, in installments, or any combination thereof, in each case determined in accordance with rules adopted by the Committee.

The exercise price per share of Stock pursuant to any Option shall be equal to the Fair Market Value of one share of Stock as of the Date of Grant unless the Committee sets a higher exercise price in the Award Agreement. Notwithstanding the foregoing, an Option may be granted with an Option exercise price lower than that set forth in the preceding sentence if such Option is granted pursuant to an assumption or substitution for another option in a manner satisfying the provisions of Section 424(a) of the Code.

Options shall be exercisable at such times and in such manner, and shall be subject to such restrictions and conditions, as the Committee shall, in each instance approve, which need not be the same for each grant or for each Participant. The Committee may prescribe performance or other conditions, if any, that must be satisfied before all or part of an Option may be exercised.

The exercise price for any Option shall be paid in cash or shares of Stock (through actual tender or by attestation). In the Award Agreement, the Committee also may prescribe other methods by which the exercise price of an Option may be paid and the form of payment including, without limitation, any net-issuance arrangement or other property acceptable to the Committee (including broker-assisted “cashless exercise” arrangements), and the methods by which shares of Stock shall be delivered or deemed to be delivered to Participants.

Incentive Stock Options shall be granted only to Participants who are employees of the Company or any Subsidiary.  Except as provided in the Plan, the exercise price per share of Stock pursuant to any Incentive Stock Option shall be equal to the Fair Market Value of one share of Stock as of the Date of Grant unless the Committee sets a higher exercise price in the Award Agreement. Notwithstanding the foregoing, an Option may be granted with an Option exercise price lower than that set forth in the preceding sentence if such Option is granted pursuant to an assumption or substitution for another option in a manner satisfying the provisions of Section 424(a) of the Code.  An Incentive Stock Option shall lapse in the following circumstances:

(1) The Incentive Stock Option shall lapse ten (10) years from the Date of Grant, unless an earlier time is specified in the Award Agreement;

(2) The Incentive Stock Option shall lapse upon a Termination of Employment for any reason other than the Participant’s death or Disability, unless otherwise provided in the Award Agreement; and

(3) If the Participant incurs a Termination of Employment on account of death or Disability before the Option lapses pursuant to paragraph (1) or (2), the Incentive Stock Option shall lapse on the earlier of: (i) the scheduled expiration date of the Option; or (ii) twelve (12) months after the date of the Participant’s Termination of Employment on account of death or Disability. Upon the Participant’s death or Disability, any Incentive Stock Options exercisable at the Participant’s death or Disability may be exercised by the Participant’s legal representative or representatives, by the person or persons entitled to do so pursuant to the Participant’s last will and testament in the case of death, or, if the Participant fails to make testamentary disposition of such Incentive Stock Option or dies intestate, by the person or persons entitled to receive the Incentive Stock Option pursuant to the applicable laws of descent and distribution.

(The aggregate Fair Market Value (determined as of the time an Award is made) of all shares of Stock with respect to which Incentive Stock Options are first exercisable by a Participant in any one calendar year may not exceed $100,000 or such other limitation as may then be imposed by Section 422(d) of the Code or any successor provision. To the extent that Incentive Stock Options are first exercisable by a Participant in excess of such limitation, the excess shall be considered Nonqualified Stock Options.

An Incentive Stock Option may be granted to any employee who, at the Date of Grant, owns stock possessing more than 10% of the total combined voting power of all classes of Stock of the Company only if such Option is granted at a price that is not less than 110% of Fair Market Value on the Date of Grant and the Option is exercisable for no more than five (5) years from the Date of Grant.  The base value per share of Stock pursuant to any SAR shall be equal to the Fair Market Value of one share of Stock as of the Date of Grant unless the Committee sets a higher base value in the Award Agreement.  SARs shall be exercisable at such times and in such manner, and shall be subject to such restrictions and conditions, as the Committee shall, in each instance approve, which need not be the same for each grant or for each Participant. The Committee may prescribe performance or other conditions, if any, that must be satisfied before all or part of a SAR may be exercised.   Each SAR shall expire at such time as the Committee shall determine as of the Date of Grant; provided, however, that no SAR shall be exercisable later than the tenth (10th) anniversary of the Date of Grant.  Upon exercise of the SAR, the Participant shall be entitled to receive a payment equal to the amount determined by multiplying: (i) the excess, if any, of the Fair Market Value of a share of Stock on the date of exercise over the base value fixed by the Committee on the Date of Grant, by (ii) the number of shares with respect to which the SAR is exercised. Payment shall be made in the manner and at the time specified by the Committee in the Award Agreement. At the discretion of the Committee, the Award Agreement may provide for payment for the SARs in cash, shares of Stock of equivalent value, or in a combination thereof.  Notwithstanding any other provision in the Plan to the contrary, without approval of the Company’s shareholders, a SAR may not be amended, modified downward or repriced to reduce the exercise price of any previously granted SAR after the Date of Grant or take any action that would be treated as a repricing under the rules of any national securities exchange on which the Stock is then listed, quoted, or traded. Except as otherwise provided in Section 4.4 with respect to an adjustment in capitalization, a SAR also may not be surrendered in consideration of or exchanged for cash, other Awards or a new SAR having an exercise price below the exercise price of the SAR being surrendered or exchanged.

Subject to the terms and provisions of the Plan, Restricted Stock may be granted to one or more Participants upon such terms and conditions, and at any time and from time to time, as shall be determined by the Committee. Restricted Stock Awards are subject to the following terms and conditions.  Restricted Stock shall be subject to such conditions and/or restrictions as the Committee may impose (including, without limitation, limitations on transferability, the right to receive dividends, or the right to vote the Restricted Stock), which need not be the same for each grant or for each Participant. These restrictions may lapse separately or in combination at such times, in such circumstances, in such installments, or otherwise, as determined by the Committee. Except as otherwise provided in the Award Agreement, Participants holding shares of Restricted Stock may not exercise e voting rights with respect to the shares of Restricted Stock during the period of restriction.  Except as otherwise provided in the Award Agreement, upon a Termination of Employment (or Termination of Service in the case of a Non-Employee Director) during the applicable period of restriction, Restricted Stock that is at that time subject to restrictions shall be forfeited. The Committee may provide in the Award Agreement that the restrictions or forfeiture conditions relating to a Restricted Stock Award will be waived in whole or in part in the event of a Termination of Employment (or Termination of Service in the case of a Non-Employee Director) resulting from specified causes. The Committee also may waive in whole or in part any other restrictions or forfeiture conditions relating to a Restricted Stock Award.  Restricted Stock granted pursuant to the Plan may be evidenced in such manner as the Committee shall determine. If certificates representing shares of Restricted Stock are registered in the name of the Participant, the certificates must bear an appropriate legend referring to the terms, conditions, and restrictions applicable to such Restricted Stock, and the Company may retain physical possession of the certificate until such time as all applicable restrictions lapse.

Subject to the terms and provisions of the Plan, Restricted Stock Units may be granted to one or more Participants upon such terms and conditions, and at any time and from time to time, as shall be determined by the Committee. Restricted Stock Unit Awards are subject to the following terms and conditions:   Restricted Stock Unit Awards grant a Participant the right to receive a specified number of shares of Stock, or a cash payment equal to the Fair Market Value (determined as of a specified date) of a specified number of shares of Stock, subject to such conditions and/or restrictions as the Committee may impose, which need not be the same for each grant or for each Participant. These restrictions may lapse separately or in combination at such times, in such circumstances, in such installments, or otherwise, as determined by the Committee.   Except as otherwise provided in the Award Agreement, upon a Termination of Employment (or Termination of Service in the case of a Non-Employee Director) during the applicable period of restriction, Restricted Stock Units that are at that time subject to restrictions shall be forfeited. The Committee may provide in any Award Agreement that restrictions or forfeiture conditions relating to a Restricted Stock Unit Award will be waived in whole or in part in the event of a Termination of Employment (or Termination of Service in the case of a Non-Employee Director) resulting from specified causes. The Committee also may waive in whole or in part any other restrictions or forfeiture conditions relating to a Restricted Stock Unit Award.  Payment for vested Restricted Stock Units shall be made in the manner and at the time designated by the Committee in the Award Agreement. In the Award Agreement, the Committee may provide that payment will be made in cash or Stock, or in a combination thereof.

Subject to the terms and provisions of the Plan, Stock Grant Awards may be granted to one or more Participants upon such terms and conditions, and at any time and from time to time, as shall be determined by the Committee. A Stock Grant Award grants the Participant the right to receive (or purchase at such price as determined by the Committee) a designated number of shares of Stock free of any vesting restrictions. The purchase price, if any, for a Stock Grant Award shall be payable in cash or other form of consideration acceptable to the Committee. A Stock Grant Award may be granted or sold as described in the preceding sentence in respect of past services or other valid consideration, or in lieu of any cash compensation due to such Participant.  Subject to the terms and provisions of the Plan, Stock Unit Awards may be granted to one or more Participants upon such terms and conditions, and at any time and from time to time, as shall be determined by the Committee. A Stock Unit Award grants the Participant the right to receive a designated number of shares of Stock, or a cash payment equal to the Fair Market Value (determined as of a specified date) of a designated number of shares of Stock, in the future free of any vesting restrictions. A Stock Unit Award may be granted as described in the preceding sentence in respect of past services or other valid consideration, or in lieu of any cash compensation due to such Participant.

Subject to the terms and provisions of the Plan, Performance Share Awards may be granted to one or more Participants upon such terms and conditions, and at any time and from time to time, as shall be determined by the Committee. A Performance Share Award grants the Participant the right to receive a specified number of shares of Stock depending on the satisfaction of any one or more Performance Goals during one or more Performance Periods as determined by the Committee. Unless otherwise provided in the Award Agreement, payment for vested Performance Shares shall be made in Stock.  Subject to the terms and provisions of the Plan, Performance Unit Awards may be granted to one or more Participants upon such terms and conditions, and at any time and from time to time, as shall be determined by the Committee. A Performance Unit Award grants the Participant the right to receive a specified number of shares of Stock or a cash payment equal to the Fair Market Value (determined as of a specified date) of a specified number of shares of Stock depending on the satisfaction of any one or more Performance Goals during one or more Performance Periods as determined by the Committee. At the discretion of the Committee, the Award Agreement may provide for payment for vested Performance Unit Awards in cash, shares of Stock of equivalent cash value, or in a combination thereof.  The Performance Goal or Goals and Performance Period or Periods applicable to any Performance Share or Performance Unit Award shall be based on the Performance Goal selected by the Committee and designated in the Award Agreement.

The Company has issued the following stock options and stock awards under the 2022 Equity Incentive Plan as of June 30, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
Equity compensation plans approved by security holders	3,166,250	$0.001	3,733,750	(1)
Equity compensation plans not approved by security holders	0	0	0

Total	3,166,250	$0.001	3,733,750	(1)

(1)

As at June 30, 2022 the Company has also approved the issuance of a total of 3,100,000 restricted stock awards in the form of shares of unregistered common stock to various officers, directors and consultants, which amount has been reduced from the total shares available under the 2022 Omnibus Plan.

Recent Sales of Unregistered Securities

On September 27, 2022, the Company issued 3,700,000 restricted stock awards in the form of unregistered shares of the Company’s common stock to certain officers, directors and consultants in accordance with the terms of the Company’s 2022 Omnibus Plan.  These shares were valued on grant date at the fair market value of the common stock as reported by OTCMarkets, or $3.75 per share.

In September 2022, the Company granted 10-year stock options for the purchase of 3,166,250 shares if our common stock at an exercise price of $0.001 per share to various employees, consultants and directors in accordance with the terms of the Company’s 2022 Omnibus Plan. The terms of the grants include various vesting provisions including time and performance criteria, as well as vesting start dates retroactive to prior to the fiscal year ended June 30, 2022. Stock options to purchase a total of 621,875 shares of our common stock were fully vested at June 30, 2022 and the Company recorded the associated expense during the fiscal year ended June 30, 2022.

There were no sales of equity securities during the period covered by this Report that were not previously included in a Current Report on Form 8-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's audited consolidated financial statements and the related notes for the years ended June 30, 2022 and 2021, that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report.

The Company's consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview of Current Operations

Results of Operations for the years ended June 30, 2022 and 2021

Revenue

The Company did not report any revenues during the fiscal years ended June 30, 2022 and 2021.

Operating Loss

Fiscal Years ended June 30, 2022 and 2021

The following table summarizes key items of comparison and their related changes for the years ended June 30, 2022, and June 30, 2021:

	June 30, 2022	June 30, 2021	Change between the fiscal years $
Revenues	$-	$-

Operating expenses
General and Administrative (includes stock-based compensation of $5,328,228 for the year ended June 30, 2022)	7,013,890	69,253	6,944,637
Professional and Consulting fees	524,819	44,094	480,725
Impairment of intangible assets	138,366	-	138,366
Management fees	584,794	-	584,794
Total operating expenses	8,261,868	113,347	8,148,522

Loss from Operations before income taxes	$(8,261,868)	$(113,347)	(8,148,522)

The Company reported an operating loss of $8,261,868 for the fiscal year ended June 30, 2022, as compared to an operating loss for the period ended June 30, 2021, of $113,347. The substantial increase to our current year loss is a direct result of an increase in operational expenses of $8,148,522, consisting of increases to general and administrative expenses of $6,944,637, including $5,328,228 in stock based compensation expenses related to the issuance of certain stock awards and stock options, increases to professional and consulting fees of $480,725, as well as, $138,366 related to the impairment of certain intangible assets acquired during the current year and $584,794 in management fees. These increased costs were a result of the Company’s decision to change its business direction and move to retain additional management and operational staff as well as legal and accounting staff to support its planned growth in the health and wellness sector.

The Company also reported interest expenses of $2,331 in the current fiscal year ended June 30, 2022, with no comparative expense in the prior year, for total net losses of $8,264,200 and $113,347 in the years ended June 30, 2022 and 2021 respectively.

Statements of Cash Flows

The following table summarizes our cash flows for the years ended June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Net cash used in operating activities	$(2,624,257)	$(47,557)
Net cash used in investing activities	(30,514)	-
Net cash provided by financing activities	9,148,410	46,210
Foreign Exchange Rate effect on cash	(1,702)	-
Increase (decrease) in cash	6,491,937	(1,347)
Cash end of period	$6,491,937	$-

Cash Used in Operating Activities

Net Cash used in operating activities for the fiscal year ended June 30, 2022 was $2,624,257 as compared to $47,557 of cash used by operating activities in the fiscal year ended June 30, 2021.

Cash used in operating activities of $2,624,257 in the fiscal year ended June 30, 2022, include non cash adjustments of $138,366 in respect to impairment of certain intangible assets, $7,938 in respect to the write down of certain inventory and $5,328,228 for stock based compensation. Current year results also include an increase in accounts payable and accrued expenses of $205,364, a decrease in related party payables of $29,075, an increase to prepaid expenses of $18,951, an increase to prepaid expenses of $139,229, and a decrease to VAT tax receivable of $8,073, offset by our net loss of $8,264,200.

Changes in operating activities in the fiscal year ended June 30, 2021, included increases to accounts payable and accrued expenses of $5,790 and to related party payables of $60,000, combined with a net loss of $113,347 for total cash used in operating activities of $47,557.

Cash provided by Investing Activities

During the fiscal year ended June 30, 2022, investing activities used net cash of $30,514 including cash paid to acquire our wholly owned subsidiary, NOEO of $19,800 and for certain intangible assets including trademark applications of $10,714. There were no investing activities in the comparative fiscal year ended June 30, 2021.

Cash Provided by Financing Activities

During the fiscal year ended June 30, 2022, financing activities provided net cash of $9,148,410, which was comprised of proceeds from private placement share subscriptions of $9,329,840, proceeds from related party loans of $19,613, proceeds from related party advances of $2,572 offset by repayments to related party advances of $203,615.   During the fiscal year ended June 30, 2021, financing activities provided cash of $46,210 from advances by related parties.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2022, reflects current assets of $6,577,475, consisting of $6,491,937 cash on hand and prepaid expenses of $85,538. We have working capital of $6,107,031 (June 30, 2021 – working capital deficit of $282,725) and have reported accumulated losses to date of $8,590,925. During the year ended June 30, 2022, we completed private placement subscription agreements to raise a total of $10 million by sale of seed preferred stock at $2 per share, from which the Company has collected $9,320,000, with the remaining $680,000 expected to be collected by December 31, 2022. The Company has commenced limited revenue generating operations and is conducting due diligence procedures on various potential acquisition targets, with the first transaction expected to close in the second quarter of fiscal 2023. Subsequent to the year ended June 30, 2022, the Company has entered into a credit agreement with certain lenders who agreed to extend a credit facility to the Company consisting of up to $75,000,000 (which amount may be increased up to $150,000,000 in accordance with the terms of the Agreement) in aggregate principal amount of term loan commitments, the proceeds of which may be used to acquire assets that are deemed eligible by meeting certain criteria. Management believes the Company will have sufficient funds to continue operations through commencement of profitable operations.

The Company had been a “shell” company with no operations until the quarter ended September 30, 2021, when management determined to pursue business opportunities in the health and wellness sector and commenced operations by retaining qualified additional management to assist in identifying potential acquisitions. The Company exited shell status with the acquisition of NOEO on March 10, 2022.  The Company is currently in the start-up phase and has generated minimal revenues from operations to date. There can be no assurance that the Company will be able to identify and acquire revenue generating operations to fulfil the planned business objectives. In January 2021, the Company underwent a change in control with the sale of the majority shareholdings by our then current CEO and the resignation and appointment of the then sole officer and director. With the change in control, management and the Company’s majority shareholder determined to enter into the health and wellness sector and commenced the search for qualified officers, directors and management to guide the proposed growth of the Company. Operating capital was advanced by related party and third-party stockholders for operations which allowed the Company to effect certain changes to its authorized capital effecting a forward split of the then issued and outstanding shares of the Company and designating a series of Seed Preferred Stock.  Thereafter the Company has raised proceeds through the sale of common stock and seed preferred stock. As of June 30 2022, the Company was fully subscribed under the Seed Preferred offering and had received subscription funds totaling $9,320,000.

During the period covered by this report the Company entered into various consulting and employment agreements with management, consultants, advisory board members and members of our Board.   In January 2022 our then CEO, President and Director, Lee Larson Elmore resigned those positions and continued to serve as Secretary and Treasurer of the Company through June 6, 2022,  Mr. Simon Belsham was appointed as CEO, President and Director in January 2022.  Further the Company appointed three new members to the Board in January 2022, and in March 2022 appointed a further director and Chairman of the Board.  We also added Mr. Amit Kapur to the executive team as Chief Financial Officer in June 2022.  All of the new appointees have experience that will assist the Company in achieving its proposed business objectives.   The issuance of additional securities may result in significant dilution in the equity interests of our current stockholders. During March 2022, the Company completed the acquisition of its first operating entity, NOEO, for cash consideration of EUR25,000. The Company is currently reviewing a number of additional business acquisitions and expects to enter into further acquisition agreements prior to the fiscal year ending June 30, 2023.  There can be no assurance that the Company will be successful in concluding any proposed acquisitions.

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

Going Concern

The Company has working capital of approximately $6 million at June 30, 2022. During the year ended June 30, 2022, the Company entered into private placement subscription agreements to raise a total of $10 million by sale of seed preferred stock at $2 per share, of which the Company has collected $9,320,000, with the remaining $680,000 expected to be collected in the second quarter of fiscal 2023. The Company has commenced limited operations and is conducting due diligence procedures on various potential acquisition targets.  Subsequent to the year ended June 30, 2022, the Company has entered into a credit agreement with certain lenders who agreed to extend a credit facility to the Company consisting of up to $75,000,000 (which amount may be increased up to $150,000,000 in accordance with the terms of the Agreement) in aggregate principal amount of term loan commitments, the proceeds of which may be used to acquire assets that are deemed eligible by meeting certain criteria. The continuation of the Company as a going concern is dependent upon the ability to attain profitable operations from the Company's future planned business operations and sufficient financing to carry out those plans. If the Company is unable to obtain adequate capital as needed, or conduct revenue generating operations, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Plan of Operation

The Company changed the focus of its business during fiscal 2021 and the Company intends to build a community of integrated healing brands by identifying and acquiring early stage, high potential brands within selected wellness categories.  Our plan is to build individual market impact through enhanced branding, a credible narrative, social conversation and improved accessibility by positioning.  Our first acquisition was of NOEO, a company involved in direct-to-consumer brand focusing on adaptogenic herbs and we are currently negotiating on a number of further acquisitions.  The Company funded operations by the sale of equity and has arranged a $75,000,000 credit facility to enable it to fund potential acquisitions as they are identified.

To date we have identified two key acquisition targets, both of which are expected to close in the second quarter of fiscal 2023, although there can be no assurances that these planned acquisitions will close within this time frame, if at all.

We are in the final stage of concluding the acquisition of Los Angeles based Your Super, Inc. in order to capitalize on two high-growth wellness sectors: superfoods and plant-based nutrition. Your Super ranked #1 in the food and beverage category on Inc.’s 2021 5,000 fastest growing company list, placing 25th overall with a three-year revenue growth of 11,477 percent and $180 million in cumulative revenue. Your Super is a next-gen industry leader in plant-based living. Your Super's plant-based superfood and protein mixes contain 5-6 naturally dried superfoods. Superfoods are nutrient-rich foods considered to be high in micronutrients like vitamins, minerals, antioxidants, phytonutrients and enzymes, beneficial for health and well-being. Every ingredient is grown, harvested, 3rd party tested, and packaged 100% sustainably. The ingredients are certified organic, non-GMO certified, glyphosate-free, plant-based and gluten-free. Your Super products do not contain any sweeteners, stevia, artificial flavors, fillers, preservatives or additives.

The Company has entered into negotiations to acquire a health supplements company that is on a mission to significantly improve the lives of everyone it reaches. With focus on nutritional balance, transparency of ingredients, and optimizing of quality and efficacy, this strategic purchase, upon completion, will allow the Company to expand its capabilities across both current and future brands. This target acquisition reported approximately $10 million in gross revenue last year, with strong profitability. The Company also expects, although it cannot guarantee, to conclude this transaction during the second quarter of fiscal 2023.

While the Company has to date been successful in raising funds by way of the sale of equity and establishing a credit facility, the Company's need for ongoing capital by way of loans, sale of equity and/or convertible notes may continue until we can establish substantive revenues from operations to cover all operational overhead. There are no assurances additional capital will be available to the Company on acceptable terms or that this equity line will be available to us when needed.

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future funding might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

Contractual Obligations

As a "smaller reporting company", the Company is not required to provide tabular disclosure obligations.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor the price change in travel industry and continually maintain effective cost control in operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introduction.

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

REVENUE RECOGNITION - The Company follows ASC 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation. The Company considers its performance obligations satisfied upon shipment and/or delivery of the purchased products to the customer. The Company evaluates returns from customers purchasing product using its eCommerce site on a case-by-case basis and generally will issue replacement product in the limited cases of product returns. The Company has no policy requiring cash refunds. The Company did not record any revenue during the fiscal years ended June 30, 2022 and 2021.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", the Company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The consolidated audited financial statements are filed as part of this annual report starting on page F-1.

The Healing Company, Inc.

Consolidated Financial Statements

For the Fiscal Years ended June 30, 2022 and 2021

805 Third Avenue New York, NY 10022 212.838-5100 212.838.2676/ Fax www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and the Board of Directors of

The Healing Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The Healing Company, Inc. and Subsidiaries (collectively, the “Company”) as of June 30, 2022, and the related consolidated statement of operations and comprehensive loss, changes in stockholders equity and cash flows for the year in the period ended June 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statement present fairly, in all material respects, the consolidated financial position of the Company at June 30, 2022, and the results of its operations and its cash flows for the year in the period ended June 30, 2022, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statement have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statement, the continuation of the Company as a going concern is dependent upon the ability to attain profitable operations from the Company's future planned business operations and sufficient financing. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statement does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statement based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statement and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ RBSM LLP

We have served as the Company’s auditor since 2022.

New York, NY

October 12, 2022

PCAOB ID: 587

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of The Healing Company Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of The Healing Company Inc. (f.k.a Lake Forest Minerals, Inc.) (the Company) as of June 30, 2021, and the related statements of income, stockholders’ deficit, and cash flows for the year ended June 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021, and the results of its operations and its cash flows for the year ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2, as previously reported to the financial statements, The Company has incurred net losses and has commenced limited operations which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2, as previously reported.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

El Segundo, CA

October 13, 2021

The Healing Company Inc.

Consolidated Balance Sheets

(Stated in U.S. Dollars)

	June 30, 2022	June 30, 2021

ASSETS

Current Assets
Cash and cash equivalents	$6,491,937	$-
Prepaid expenses	85,538	-
Total Current Assets	6,577,475	-

Intangible assets	10,714	-
Total Assets	$6,588,189	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	256,534	19,110
Accounts payable – related party	37,723	60,000
Loan payable – related party	165,304	-
Advances payable – related parties	3,143	203,615
Other current liability	7,740	-
Total Current Liabilities	470,444	282,725

Total Liabilities	$470,444	$282,725

Stockholders’ Equity (Deficit)
Preferred Shares – 10,000,000 authorized, $0.001 par value
Seed Preferred Shares, 7,800,000 designated, $0.001 par value, of which 4,660,000 and 0 are issued and outstanding as of June 30, 2022, and June 30, 2021 respectively	$4,660	$-
Common Shares – 290,000,000 authorized, $0.001 par value, 44,004,920 and 44,000,000 shares issued and outstanding as at June 30, 2022 and June 30, 2021, respectively	44,005	44,000
Additional Paid in Capital	14,653,403	-
Accumulated Deficit	(8,590,925)	(326,725)
Other Comprehensive Income	6,602	-
Total Stockholders’ Equity (Deficit)	6,117,745	(282,725)
Total Liabilities and Stockholders’ Equity (Deficit)	$6,588,189	$-

The accompanying notes are an integral part of these consolidated financial statements

The Healing Company Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Stated in U.S. Dollars)

	For the year ended June 30
	2022	2021
Revenues	$-	$-

Operating expenses
General and Administrative (includes stock-based compensation of $5,328,228 for the year ended June 30, 2022)	7,013,890	69,253
Professional and Consulting fees	524,819	44,094
Impairment of intangible assets and inventory	138,366	-
Management fees	584,794	-
Total operating expenses	8,261,868	113,347

Loss from Operations	(8,261,868)	(113,347)

Other Expense
Interest expenses	(2,331)	-
Total Other Expense	(2,331)	-

Provisions for income taxes	-	-

Net loss	$(8,264,200)	$(113,347)

Other comprehensive loss
Foreign currency translation adjustment	6,602	-
Comprehensive loss	$(8,257,598)	$(113,347)

Basic and Diluted Loss Per Common Share	$(0.19)	$(0.00)

Weighted average number of common shares used in per share calculations	44,001,550	44,000,000

The accompanying notes are an integral part of these consolidated financial statements

The Healing Company Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

 (Stated in U.S. Dollars)

	Seed Preferred Stock		Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance June 30, 2020	-	$-	44,000,000	$44,000	$-	-	$(213,378)	$(169,378)
Loss for the period	-	-	-	-	-	-	(113,347)	(113,347)
Balance June 30, 2021	-	$-	44,000,000	$44,000	$-	-	(326,725)	$(282,725)
Issuance of Seed Preferred Stock for cash	4,660,000	4,660	-	-	9,315,340	-	-	9,320,000
Issuance of common stock for cash			4,920	5	9,835	-	-	9,840
Stock based compensation – stock award					1,885,381			1,885,381
Stock based compensation – stock option					3,442,847			3,442,847
Loss for the period	-	-	-	-	-		(8,264,200)	(8,264,200)
Other comprehensive income	-	-	-	-	-	6,602	-	6,602
Balance June 30, 2022	4,660,000	$4,660	44,004,920	$44,005	$14,653,403	$6,602	$(8,590,925)	$6,117,745

The accompanying notes are an integral part of these consolidated financial statements

The Healing Company Inc.

Consolidated Statements of Cash Flows

 (Stated in U.S. Dollars)

	For the year ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,264,200)	$(113,347)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Impairment of intangible assets	138,366	-
Stock based compensation	5,328,228	-
Inventory write down	7,938	-
Changes in operating assets and liabilities:
Prepaid expenses	(18,951)	-
Accounts payable related party	(29,075)	60,000
Accounts payable and accrued expenses	205,364	5,790
VAT receivable	8,073	-
Net Cash used in operating activities	(2,624,257)	(47,557)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid to purchase NOEO	(19,800)	-
Intangible assets	(10,714)	-
Net Cash used in financing activities	(30,514)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of shares	9,329,840	-
Proceeds from loan payable – related parties	19,613	-
Proceeds from advances payable – related parties	2,572	46,210
Payment to advances payable – related parties	(203,615)	-
Net Cash provided by financing activities	9,148,410	46,210

Foreign Exchange Effect on Cash	(1,702)	-

INCREASE (DECREASE) IN CASH	6,491,937	(1,347)
CASH AT BEGINNING OF YEAR	-	1,347
CASH AT END OF YEAR	$6,491,937	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

The Healing Company Inc.

Notes to the Consolidated Financial Statements

June 30, 2022

NOTE 1. DESCRIPTION OF BUSINESS AND HISTORY

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

Concurrently the board and majority shareholder approved a resolution to effect a forward stock split of our authorized and issued and outstanding shares of common stock on a four (4) new shares for one (1) share held. Upon effectiveness of the forward split, our authorized capital became 300,000,000 shares of stock and our issued and outstanding shares of common stock increased from 11,000,000 to 44,000,000 shares of common stock, all with a par value of 0.001. The Certificate of Amendment to effect the forward split and the change of name was filed with the Nevada Secretary of State on April 29, 2021. The name change and forward stock split were subsequently reviewed and approved by the Financial Industry Regulatory Authority (FINRA) with an effective date of June 2, 2021. The impact of the forward split has been retroactively applied to all share and per share information contained herein.

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

A Certificate of Amendment was filed with the Nevada Secretary of State on October 7, 2021.

Effective January 10, 2022, Mr. Larson Elmore resigned as the President, Chief Executive Officer and director of the company. Mr. Elmore remained as the Company’s Chief Financial Officer, Treasurer and Secretary. Concurrently, Mr. Simon Belsham was appointed to fill the ensuing vacancies and each of Steven Bartlett, Poonacha Machaiah and Anabel Oelmann were appointed to the Company’s Board.

The Healing Company Inc.

Notes to the Consolidated Financial Statements

June 30, 2022

NOTE 1. DESCRIPTION OF BUSINESS AND HISTORY  (continued)

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

On March 23, 2022, the Board of Directors appointed Kay Koplovitz to the Board of Directors and as Chairman of the Board effective April 1, 2022.

On June 6, 2022, Mr. Elmore resigned his remaining officer positions and Mr. Amit Kapur was appointed CFO, Secretary and Treasurer.

On July 8, 2022, our board of directors and shareholders holding a majority of our common stock approved an amendment to our Amended and Restated Articles of Incorporation, as amended and restated on October 7, 2021, to increase the Preferred Shares designated as Seed Preferred Stock from 5,000,000 authorized shares of Seed Preferred Stock to 7,800,000 shares of Seed Preferred Stock. The increase to the authorized shares has been retroactively impacted.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

RECLASSIFICATION - Certain prior period balances have been reclassified to conform to the current period presentation in the Company’s consolidated financial statements and the accompanying notes.  These reclassifications had no effect on net income for the prior periods and reflect the reclassification in the current presentation of $60,000 from accounts payable and accrued expenses, as originally reported at June 30, 2021, to accounts payable – related party in our current report.

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

INCOME TAXES - The Company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2022, and 2021 the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statement of operations.

PRINCIPALS OF CONSOLIDATION - The consolidated financial statements include the accounts of The Healing Company and its 100% controlled subsidiary, NOEO GmBH. All significant intercompany balances and transactions have been eliminated. ”The Healing Company”, the “Company”, “we”, “our” or “us” is intended to mean The Healing Company, including the subsidiaries indicated above, unless otherwise indicated.

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

The Healing Company Inc.

Notes to the Consolidated Financial Statements

June 30, 2022

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK-BASED COMPENSATION – The Company accounts for stock option awards granted to employees, non-employees, and directors using the accounting guidance in ASC 718 “Stock Compensation” (“ASC 718”). In accordance with ASC 718, we estimate the fair value of service-based options and performance-based options on the date of grant, using the Black-Scholes pricing model. We recognize compensation expense for stock option awards over the requisite or implied service period of the grant. Compensation expense is recognized on a straight-line method over the requisite service period. Forfeitures are accounted for as they occur.

CASH AND CASH EQUIVALENTS - For purposes of Statements of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2022 and 2021, the Company had $ 6,241,937 and $0 in excess of the FDIC insured limit, respectively.

FINANCIAL INSTRUMENTS - The carrying amounts of the Company’s financial instruments including accounts payable and due from related parties approximate fair value due to the relative short period for maturity these instruments.

Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability, developed based on market data obtained from sources independent of the company. Unobservable inputs are inputs that reflect the company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The Company’s financial instruments consist principally of Accounts payable and accrued liabilities, and amounts due to related parties. Pursuant to ASC 820 and 825, the fair value of our cash and cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

REVENUE RECOGNITION - The Company follows ASC 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation. The Company considers its performance obligations satisfied upon shipment and/or delivery of the purchased products to the customer. The Company evaluates returns from customers purchasing product using its eCommerce site on a case-by-case basis and generally will issue replacement product in the limited cases of product returns. The Company has no policy requiring cash refunds. The Company did not record any revenue during the fiscal years ended June 30, 2022 and 2021.

The Healing Company Inc.

Notes to the Consolidated Financial Statements

June 30, 2022

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

INVENTORY - Inventory acquired with the purchase of Noeo consists of finished goods and is valued at the lower of cost or market value, with cost determined using First-In-First-Out Method. During the year ended June 30, 2022, the Company fully impaired on hand inventory in the amount of $7,938.

INTANGIBLE ASSETS - The Company generally recognizes assets for brand recognition, trade secret product formulations, and intellectual property such as finite-lived trade names. Finite-lived intangible assets are carried at acquisition cost less accumulated amortization. Such amortization is recorded on a straight-line basis over the estimated useful lives of the respective assets. Amortization for trade names is recognized in sales and marketing expenses. In the year ended June 30, 2022, the Company recorded assets acquired from the acquisition of NOEO of approximately $141,925 and expended a further $10,714 on trademark registration. Intangible assets acquired with NOEO included intellectual property and trademarks, an ecommerce website and branding recognition. The Company initially records acquired intangible assets at their estimated fair values and management reviews these assets periodically for impairment. During the year ended June 30, 2022 the Company recorded impairment of intangible assets of $138,366.

RECENT ACCOUNTING PRONOUNCEMENTS - The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3. GOING CONCERN

The Company has working capital of approximately $6 million at June 30, 2022. During the year ended June 30, 2022, the Company entered into private placement subscription agreements to raise a total of $10 million by sale of seed preferred stock at $2 per share, of which the Company has collected $9,320,000, with the remaining $680,000 expected to be collected in the second quarter of fiscal 2023. The Company has commenced limited operations and is conducting due diligence procedures on various potential acquisition targets.  Subsequent to the year ended June 30, 2022, the Company has entered into a credit agreement with certain lenders who agreed to extend a credit facility to the Company consisting of up to $75,000,000 (which amount may be increased up to $150,000,000 in accordance with the terms of the Agreement) in aggregate principal amount of term loan commitments, the proceeds of which may be used to acquire assets that are deemed eligible by meeting certain criteria. The continuation of the Company as a going concern is dependent upon the ability to attain profitable operations from the Company's future planned business operations and sufficient financing to carry out those plans. If the Company is unable to obtain adequate capital as needed, or conduct revenue generating operations, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Healing Company Inc.

Notes to the Consolidated Financial Statements

June 30, 2022

NOTE 3. GOING CONCERN (continued)

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

The following table sets forth the net assets as of March 10, 2022:

March 10, 2022

Cash and cash equivalent	$8,496
Inventory	8,244
Prepaid expenses	69,153
Recoverable value added tax	24
Intangible assets	67,530
Accounts payable and accrued liabilities	(33,295)
Advances and accounts payable, related party	(8,066)
Loan payable, related party	(158,190)
Net assets	(46,104)

Consideration: Cash purchase	28,290

Additions to intangible assets	$74,394

The purchase accounting for the acquisition of NOEO was concluded as of June 30, 2022. On June 30, 2022, the impairment tests carried out by management indicated that certain intangible assets including trademarks, trade names, brand recognition and ecommerce websites were impaired, and the Company recorded a loss on impairment of $138,366 (ref: Note 5).

NOTE 5. INTANGIBLE ASSETS

During the year ended June 30, 2022, the Company incurred costs in respect to certain trademarks, and acquired certain intangible assets (re: Note 4) including trademarks, trade names, brand recognition and ecommerce websites.

The following table sets forth the detail of intangible assets at June 30, 2022:

Intangible assets, June 30, 2021
Additions:
Intangible assets acquired from NOEO, March 10, 2022	$141,925
Tradenames and other intangibles	10,714
Impact of foreign exchange	(3,559)
Impairment of intangible assets, NOEO	(138,366)
Total, June 30, 2022	$10,714

The Healing Company Inc.

Notes to the Consolidated Financial Statements

June 30, 2022

NOTE 6. RELATED PARTY TRANSACTIONS

Astutia Venture Capital AG (“AVCG”)

As of January 2021, the Company had received a total of $173,616 in advances from its previous CEO, Jeffrey Taylor. On January 25, 2021, all advances made by the previous CEO were assigned to AVCG for $10. as part of a transaction where under AVCG also acquired a portion of 32,000,000 shares sold in a series of private transactions by Mr. Taylor. Further, during the fiscal year ended June 30, 2021, the Company received a further $29,999 in unsecured advances from AVCG for operational expenses. At June 30, 2021 a total of $203,615 included in advances payable, related parties, was due to AVGG.

During the nine months ended March 31, 2022, a minority shareholder of the Company reimbursed AVCG for advances paid in the amount of $29,999, leaving $173,616 due and payable to AVCG at March 31, 2022, which amount was repaid in full prior to June 30, 2022.

WAOW Group of Companies

During the fiscal year ended June 30, 2021, WAOW Entrepreneurship Gmbh ("WAOWE") acquired certain shares of the Company in a series of private transactions with AVCG and Mr. Jeffrey Taylor, our former officer and director. Subsequently, in November 2021, as amended May 22, 2022 WAOWE entered into a subscription agreement with the Company whereunder they agreed to purchase 2,140,000 unregistered shares of Seed Preferred stock at $2 per share for total proceeds of $4,280,000. During the year ended June 30, 2022, the Company received cash proceeds of $3.6M in respect to the aforementioned subscription and issued 1.8M shares of seed preferred stock. A total of $680,000 remains receivable with respect to the remaining 340,000 shares subscribed.

During the year ended June 30, 2022, an affiliated company, WAOW Advisory Group Gmbh (“WAOW”) assumed amounts owing to AVCG in the amount of $29,999 and advanced a further $402,467 to the Company which amount was repaid in fully prior to June 30, 2022.

On March 10, 2022, the Company acquired NOEO (See Note 4). At the date of the acquisition, WAOW had outstanding loans with NOEO with a remaining principal balance of EUR139,793. During the period ended June 30, 2022, WAOW advanced an additional EUR18,000 to NOEO. At June 30, 2022, the loan had a balance outstanding of $165,304 (EUR157,793) is unsecured and accrues interest at 5% per annum, maturing on December 31, 2022. Accrued and unpaid interest at June 30, 2022 totaled $5,771, which is reflected in accounts payable – related parties.

Lee Larson Elmore, Former Secretary

Effective January 31, 2021, Mr. Jeffrey Taylor resigned as the President, Chief Executive Officer, Chief Financial Officer, Treasurer and director of the Company and Mr. Lee Larson Elmore was appointed to fill all officer positions, and as sole director.

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

During the fiscal year ended June 30, 2022 and 2021, respectively, Mr. Elmore and his controlled company invoiced $40,720 and $62,000. A total of $2,800 remained due and payable to Mr. Elmore at June 30, 20. Mr. Elmore resigned as CEO, Director and President effective January 10, 2022, and as Secretary, Treasurer and CFO on June 6, 2022.

The Healing Company Inc.

Notes to the Consolidated Financial Statements

June 30, 2022

NOTE 6. RELATED PARTY TRANSACTIONS (continued)

Simon Belsham, CEO, President and Director

On November 27, 2021, as amended, September 1, 2022, the Company entered into a two-year employment agreement with Simon Belsham whereby Mr. Belsham was engaged by the Company to provide certain management services and to accept the appointment of Chief Executive Officer, President and Director immediately upon the Board making such appointment. The agreement provides for annual compensation of $400,000 in years one and two and $500,000 per annum in year three, a $75,000 signing bonus (which amount was paid during the six months ended December 31, 2021) and for the first calendar year completed during Mr. Belsham’s employment an annual bonus, with a maximum pay-out opportunity of one hundred thousand dollars ($100,000). During the second calendar year completed the annual bonus has a maximum pay-out opportunity of two hundred thousand dollars ($200,000). Further, under the terms of the employment agreement, as amended, Mr. Belsham has been issued a total 1,000,000 shares of restricted common stock, subject to a restricted stock award agreement, whereby 25% of such award vests on the one-year anniversary of September 1, 2021, and 1/36th each month thereafter, for which the Company has recorded stock-based compensation expense of $778,253 in the year ended June 30, 2022.

Steven Bartlett, Director

On January 10, 2022, as amended September 1, 2022, the Company entered into a services agreement with Flight Story Limited (“FSL”), a company controlled by Mr. Bartlett, whereby FSL will provide various services. Under the terms of the agreement, as amended FSL will be paid $30,000 per month. Further FSL has been granted a total of 1,000,000 non statutory stock options of which 300,000 vest on January 10, 2023, and a further 700,000 vest in accordance with certain performance based terms. During the year ended June 30, 2022, the Company recorded $530,137 as stock-based compensation in respect to the aforementioned option grant. During the year ended June 30, 2022, FSL was paid $109,178 for services rendered. In addition, R Agency, a marketing company also controlled by Mr. Bartlett was paid $88,459 in the year ended June 30, 2022, for services rendered.

On February 16, 2022, the Company entered into a Board of Directors Services Agreement with Steven Bartlett with a January 1, 2022 start date, whereunder Mr. Bartlett is to receive an annual fee of $37,500 paid in equal monthly installments over 12 months and was granted 125,000 non incentive stock options with an exercise price of $0.001 per share, vesting over a two (2) year period following the Vesting Start Date (January 1, 2022) with 12.5% of the Option Shares vesting on each three (3) month anniversary of the Vesting Start Date. During the year ended June 30, 2022, Mr. Bartlett was paid $18,750 under the terms of his contract and the Company recorded stock-based compensation expense of $115,312 in respect to 31,250 vested stock options.

Poonacha Machaiah, Director

On July 16, 2021, the Company entered into an agreement with Poonacha Machaiah, in relation to his proposed appointment to the Board of Directors of the Company. Under the terms of the agreement, Mr. Machaiah is to receive an annual fee of $37,500 commencing January 1, 2022, paid in equal monthly installments over 12 months and was granted 125,000 non incentive stock options with an exercise price of $0.001 per share, vesting over a two (2) year period following the Vesting Start Date (December 28, 2021) with 12.5% of the Option Shares vesting on each three (3) month anniversary of the Vesting Start Date. During the year ended June 30, 2022, the company accrued $15,625 under the terms of his agreement, which amount is included in accounts payable, related parties, and the Company recorded stock-based compensation expense of $115,312 in respect to 31,250 vested stock options.

Anabel Oelmann, Director

On March 10, 2022, the Company entered into and closed a share purchase agreement with Anabel Oelmann pursuant to which the Company acquired 100% of the issued and outstanding capital stock of NOEO GmbH, a German company (“NOEO”), involved in direct-to-consumer brand focusing on adaptogenic herbs and currently focused on three key products which include joint, memory and digestive complexes derived from mushrooms, in exchange for cash consideration of EUR25,000 (USD$29,800). Ms. Oelmann is a director of the Company and was the sole shareholder of NOEO. See Note 4.

At June 30, 2022, Ms. Oelmann, through her controlled corporate entity, Trinity Holdings GmbH was owed advances totaling $3,143 by the Company’s wholly owned subsidiary, NOEO. In addition, at June 30, 2022 a total of $1,027 is included in accounts payable, related parties, in respect to expense reimbursements owing to Ms. Oelmann.

The Healing Company Inc.

Notes to the Consolidated Financial Statements

June 30, 2022

NOTE 6. RELATED PARTY TRANSACTIONS (continued)

Kay Koplovitz, Chairperson of the Board

On March 23, 2022, the Board of Directors approved a Board Service Agreement (the “Agreement”) and appointed Kay Koplovitz to the Board of Directors and as Chairman of the Board effective April 1, 2022. Under the agreement to commence April 1, 2022, Ms. Koplovitz will be paid an annual fee of $50,000 for Director’s services (the “Director’s Fee”), which shall be payable quarterly, in arrears, as long as Director continues to fulfill her duties and provide the services. A total of $12,500 was accrued during the year ended June 30, 2022, in respect to this Agreement and is included in account payable, related parties. As further retainer payment for the Director’s provision of the services and subject to approval by the Board, the Company shall grant to Director options (the “Option”) to purchase two-hundred fifty thousand (250,000) shares of common stock at an exercise price of $0.001 as determined by an independent 409A valuation. The shares underlying the Option (“Shares”) shall vest ratably over the two (2) year period commencing on the Effective Date of the Agreement (“Vesting Start Date”) as follows: 1/8th of the total shares shall vest each quarter, such that 100% of the Shares shall be vested as of the second anniversary of the Vesting Start Date, provided that Director is still a Director for the Company on each such vesting date. During the year ended June 30, 2022, the Company recorded a total of $117,187 in respect to 31,250 vested options.

Amit Kapur, CFO

On June 2, 2022, Mr. Amit Kapur entered into an at-will offer of employment whereunder he was appointed Chief Financial Officer with an annual base salary of $300,000. Under the terms of the agreement Mr. Kapur is eligible for discretionary annual bonuses as determined by the Board payable 75 days following the end of each calendar year. Further Mr. Kapur has been issued a total of 1,250,000 shares of restricted common stock, subject to a restricted stock award agreement, whereby 25% of such award vests on the one-year anniversary of June 6, 2022 and 1/36th each month thereafter, for which the Company has recorded stock-based compensation expense of $80,265 in the year ended June 30, 2022.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIT)

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

On October 7, 2021, the Company amended its authorized capital to 290,000,000 common shares and 10,000,000 preferred shares of which 5,000,000 are designated as Seed Preferred Shares, each with a par value of $0.001 per share. On July 8, 2022, our board of directors and shareholders holding a majority of our common stock approved an amendment to our Amended and Restated Articles of Incorporation, as amended and restated on October 7, 2021, to increase the Preferred Shares designated as Seed Preferred Stock from 5,000,000 authorized shares of Seed Preferred Stock to 7,800,000 shares of Seed Preferred Stock. The increase to the authorized shares has been retroactively impacted.

In case of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Seed Preferred Shares then outstanding will be entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment will be made to the holders of common stock by reason of their ownership thereof, an amount per share equal to 1.5 times the Seed original issue price, plus any dividends declared but unpaid thereon (collectively, the “Seed Liquidation Amount”). If upon any such liquidation, dissolution or winding up of the Company the assets of the Company available for distribution to its stockholders is insufficient to pay the holders of Seed Preferred Shares the full amount to which they shall are entitled, the holders of shares of Seed Preferred Shares will share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, after the payment in full of all Seed Liquidation Amount required to be paid to the holders of Seed Preferred Shares, the remaining assets of the Company available for distribution to its stockholders will be distributed among the holders of Seed Preferred Shares and common stock, pro rata based on the number of shares held by each such holder, treating for this purpose all such securities as if they had been converted to common stock pursuant to the terms of the Amended and Restated Articles of Incorporation immediately prior to such liquidation, dissolution or winding up of the Company.

At such date and time as is specified by our board of directors in connection with, but prior to, the closing of the sale of shares of our common stock to the public in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act, and in connection with such offering the common stock is listed for trading on the Nasdaq Stock Market's National Market, (i) all outstanding Seed Preferred Shares will automatically be converted into shares of common stock on a 1:1 (i.e., one share of Seed Preferred Shares for one share of common stock) basis, and (ii) such shares may not be reissued by the Company.

To the fullest extent permitted under the Nevada Revised Statutes and other applicable law, the holders of Seed Preferred Shares will not be entitled to vote on any matter submitted to the stockholders of the Company for a vote.

Any of the rights, powers, preferences and other terms of our Seed Preferred Shares may be waived on behalf of all holders of Seed Preferred Shares by the affirmative written consent or vote of the holders of at least 51% of the Seed Preferred Shares then outstanding.

The Healing Company Inc.

Notes to the Consolidated Financial Statements

June 30, 2022

NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

Common Stock

On March 7, 2022, the Company issued 4,920 shares of our common stock subscribed for under definitive agreements with 41 non-U.S. persons in a private transaction (the “Transaction”). Under the terms of the Transaction, the Company sold 4,920 Common Shares at $2.00 per share for aggregate proceeds of $9,840.

As at June 30, 2022 and June 30, 2021, the Company has a total of 44,004,920 and 44,000,000 shares of common stock issued and outstanding, respectively.

Seed Preferred Stock

During the fiscal year ended June 30, 2022, the Company entered into definitive agreements with non-U.S. persons to issue a total of 5,000,000 shares of Seed Preferred stock in private transactions (the “Transactions”). Under the terms of the Transactions, the Company agreed to sell an aggregate of 5,000,000 Seed Preferred Shares at $2.00 per share for proceeds of $10,000,000. As at June 30, 2022, the Company had received total proceeds of $9,320,000 and is awaiting shortfall payments from one subscriber totaling $680,000.

At June 30, 2022, the Company had a total of 4,660,000 shares of Seed Preferred Stock issued and outstanding.

NOTE 9. STOCK BASED COMPENSATION

On June 10, 2022, the Company’s board of directors approved (i) The Healing Company Inc. 2022 Omnibus Equity Incentive Plan (the “2022 Plan”) and (ii) the granting, in general terms, of awards and options which were previously contractually agreed to be granted upon formal approval of the 2022 Plan (the “Awards”).

Stock Options and Stock Awards:

As a result, during fiscal 2022, the Company granted the following Stock options and Stock awards under its 2022 Plan:

Type	Role	Number of shares	Exercise Price /FMV	Vesting start Date	Vesting Schedule *	Term
Stock Award	Executive	1,250,000	$3.75	06/06/2022	A	N/A
Stock Award	Management	200,000	$3.75	04/04/2022	A	N/A
Stock Award	Executive Support	150,000	$3.75	11/27/2021	A	N/A
Stock Award	Executive	1,000,000	$3.75	09/01/2021	A	N/A
Stock Award	Management	250,000	$3.75	09/01/2021	F	N/A
Stock Award	Advisor	250,000	$3.75	04/01/2022	G	N/A
	Total	3,100,000

Stock Option	Management	1,000,000	$0.001	01/01/2022	A	10 years
Stock Option	Advisor	300,000	$0.001	09/01/2021	D	10 years
Stock Option	Recruitment Agency	16,250	$0.001	06/05/2022	B	10 years
Stock Option	Marketing Agency	275,000	$0.001	04/13/2022	C	10 years
Stock Option	Board Director	125,000	$0.001	12/28/2021	H	10 years
Stock Option	Board Director	125,000	$0.001	01/01/2022	H	10 years
Stock Option	Brand Strategy Advisor	125,000	$0.001	09/07/2021	I	10 years
Stock Option	IR/PR Agency	1,000,000	$0.001	01/10/2022	J	5 years
Stock Option	Chief Scientific Advisor	200,000	$0.001	12/28/2021	K	10 years
	Total	3,166,250

*Vesting Schedule:

The Healing Company Inc.

Notes to the Consolidated Financial Statements

June 30, 2022

NOTE 9. STOCK BASED COMPENSATION (continued)

 Stock Options and Stock Awards: (continued)

A.

The Restricted Stock shall vest over a four (4) year period following the Vesting Start Date with 25% of the Restricted Stock vesting on the one (1) year anniversary of the Vesting Start Date and thereafter will begin vesting on each monthly anniversary of the Vesting Start Date at a rate of 1/36 per month.

B.	The Option Shares shall be fully vested upon the Vesting Start Date; however, the Participant will be unable to exercise the Option Shares for one (1) year from the Vesting Start Date.
C.

The Option Shares shall vest with respect to 100,000 shares upon issuance of the option, with an additional 25,000 shares vesting upon achieving $500,000 D2C revenue, an additional 50,000 shares vesting upon achieving $2,000,000 D2C revenue and an additional 100,000 shares vesting upon achieving $10,000,000 D2C revenue.

D.	The Restricted Stock shall be fully vested upon the Vesting Start Date.
E.	The Option Shares shall vest over a one (1) year period following the Vesting Start Date with 25% of the Option Shares vesting on each three (3) month anniversary of the Vesting Start Date.
F.	The Restricted Stock shall vest over a one (1) year period following the Vesting Start Date with 25% of the Restricted Stock vesting on each three (3) month anniversary of the Vesting Start Date.
G.	The Restricted Stock shall vest over a two (2) year period following the Vesting Start Date with 12.5% of the Restricted Stock vesting on each three (3) month anniversary of the Vesting Start Date.
H.	The Option Shares shall vest over a two (2) year period following the Vesting Start Date with 12.5% of the Option Shares vesting on each three (3) month anniversary of the Vesting Start Date.
I.	The Option Shares shall be fully vested upon the Vesting Start Date and the Participant shall have two (2) years to exercise the Option Shares post termination of Continuous Service.
J.

The Option Shares shall vest with respect to 300,000 shares after one year from the date of the January 10, 2022 start date of the Services Agreement; 100,000 shares of common stock on getting to 100,000 cross-platform followers; 200,000 shares of common stock on sustained market capitalization of $200 million for a month assuming average daily trading volume (ADTV) of 100,000 shares; 200,000 shares of common stock on sustained market capitalization of $400 million for a month assuming ADTV of 100,000 shares; 200,000 shares of common stock on Nasdaq uplisting.

K.	The Option Shares shall vest over a two (2) year period following the Vesting Start Date with 2% of the Option Shares vesting on each six (6) month anniversary of the Vesting Start Date.

The following table summarizes the Company’s stock award activities:

	Number of shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Nonvested at June 30, 2021	-	$-	-
Granted	3,100,000	$3.75	1.95
Vested	(218,750)	$3.75	-
Forfeited	-	$-	-
Nonvested at June 30, 2022	2,912,500	$3.75	1.66

The Healing Company Inc.

Notes to the Consolidated Financial Statements

June 30, 2022

NOTE 9. STOCK BASED COMPENSATION (continued)

 Stock Options and Stock Awards: (continued)

The Company recorded $1,885,381 as stock-based compensation expenses during the fiscal year ended June 30, 2022. Unamortized compensation expense associated with unvested stock awards is $9,739,619 as of June 30, 2022. The weighted average period over which these costs are expected to be recognized is approximately 2 years.

The following table summarizes the Company's stock option activities:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at June 30, 2021	-	$-	-	$-
Granted	3,166,250	$0.001	10	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding at June 30, 2022	3,166,250	$0.001	7.60	$-

Options exercisable at June 30, 2022	621,875	$0.001	9.81	$-

The stock options were valued using Black-Scholes pricing model. The Black-Scholes pricing model applied the following assumptions: risk-free interest rate of 3.26%, expected term of 5 to 10 years, expected volatility of 62.49% and dividend yield of 0%.

The Company recorded $3,442,847 as stock-based compensation expenses during the fiscal year ended June 30, 2022 in respect to vested awards. Unamortized compensation expense associated with unvested stock options is $7,957,988 as of June 30, 2022. The weighted average period over which these costs are expected to be recognized is approximately 8 years.

NOTE 10. COMMITMENTS

(a)

On November 15, 2021, with an effective date of November 27, 2021, the Company entered into an employment agreement with Kelly Zuar. Under the terms of the agreement, Ms. Zuar will fill the position of executive business partner, reporting to the Company’s CEO. The agreement provides for an annual salary of $105,000. Further, under the terms of the employment agreement, Ms. Zuar has been issued a total of 150,000 shares of restricted common stock, subject to a restricted stock award agreement for which the Company has recorded stock-based compensation expense of $83,219 in the year ended June 30, 2022.

(b)

Effective December 28, 2021, the Company entered into a two-year Board Advisory Agreement with Deepak Chopra LLC for services to the Advisory Board of the Company. As consideration, Deepak Chopra LLC will receive $12,500 for each fiscal quarter. Additionally the Advisor has been granted 200,000 Non Statutory Stock options with a term of 10 years which vest as to 25% each 6 months over two years for exercise at $0.001 per share. The Company recorded stock-based compensation of $187,500 in respect to 50,000 options which vested during the year ended June 30, 2022. Further under the agreement, the Company is to make an annual donation to The Chopra Foundation for Fifty Thousand Dollars ($50,000.00), with the first annual donation to be paid within thirty (30) days of the date of execution of the agreement. The Company remitted the required donation in April 2022.

The Healing Company Inc.

Notes to the Consolidated Financial Statements

June 30, 2022

NOTE 10. COMMITMENTS (continued)

(c)

On January 1, 2022, the Company entered into an independent contractor agreement with KET Consulting LLC (“KET”) to provide various marketing services, brand and go-to-market strategy and other operational services at the direction of the Board and the CEO. The contract has an initial term of 18 months and is renewable by mutual consent for a further term. Compensation is $240,000 per annum commencing January 1, 2022, payable monthly in arrears. Additionally the Advisor has been granted 1,000,000 Non Statutory Stock options with a term of 10 years which vest as to 25% on the one year anniversary of January 1, 2022 and 1/36 each month thereafter, at an exercise at $0.001 per share.

(d)

On February 2, 2022, the Company entered into a non-binding letter of intent to provide a Credit Facility Term Sheet with i80 Group (“Group”) whereby Group will provide credit facilities initially in an amount up to $75,000,000 with an option at Group’s discretion to provide a further $75,000,000 to a newly formed wholly-owned subsidiary to be incorporated by the Company. Ref: Note 11 – Subsequent Events

(e)

The Company entered into a letter agreement dated January 18, 2022 with R Agency to provide public relations services. Consideration for the services to be provided are $15,750 per month commencing at the date of execution of the letter agreement. The agreement will expire on July 16, 2022, unless terminated earlier upon 60 days written notice. Subsequent to the year end the parties agreed to extend the contract on a month to month basis on the same terms and conditions.

(f)

On March 23, 2022 the Company entered into an agreement with Mint Performance Marketing (“Mint”) for certain marketing services including development of an e-commerce strategy, paid social media, influencer marketing, affiliate marketing and other create services with a term of one year and fees payable within 15 days of invoice in the approximate amount of $35,000 for the identified scope of work. In addition, under the terms of the agreement Mint is entitled to 5% share of any future Shopify s-store revenue associated with developed content, net of returns and promotions. During the year ended June 30, 2022, the founder of Mint was granted a total of 275,000 non statutory stock options, 100,000 of which vested on grant date, with a further 175,000 vesting upon the occurrence of reaching certain income targets with respect to certain direct to consumer marketing programs. During the year ended June 30, 2022 the Company recorded total stock based compensation of $375,000 in respect to the vested options.

NOTE 11. INCOME TAXES

The tax effect of the significant temporary differences, which comprise deferred income tax assets and liabilities, are as follows:

	2022	2021
Statutory income tax rate	21%	21%

Income tax recovery at statutory rate	(1,735,482)	(23,803)

Tax effect of:
Charitable contributions	10,500	-
Stock based compensation	722,998
Change in valuation allowance	(1,001,984)	(23,803)
Income tax provision	-	-

The Healing Company Inc.

Notes to the Consolidated Financial Statements

June 30, 2022

NOTE 11. INCOME TAXES (continued)

The significant components of deferred income tax assets and liabilities are as follows:

	2022	2021
Deferred income tax assets

Non-capital losses carried forward	1,070,176	68,192
Valuation allowance	(1,070,176)	(68,192)
Net deferred income tax asset	-	-

As of June 30, 2022, the Company had approximately $8,590,000 of net operating loss carryforwards (“NOLs”) available to reduce future taxable income  at various times through 2040. The current year’s net operating loss will carryforward indefinitely, limited to 80% of the current year taxable income. The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods are 2018-2021. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will be realized.

NOTE 12. SUBSEQUENT EVENTS

Credit Agreement

On August 4, 2022, The Healing Company Inc. (the “Company”) entered into a credit agreement (the “Agreement”) with certain lenders (the “Lenders”) who agreed to extend a credit facility to the Company consisting of up to $75,000,000 (which amount may be increased up to $150,000,000 in accordance with the terms of the Agreement) in aggregate principal amount of term loan commitments (“Term Loans”), the proceeds of which may be used to acquire assets that are deemed eligible by meeting certain criteria established by an administrative agent (the “Administrative Agent”) party to the Agreement.

Term Loans anticipated to be funded under the Agreement will be in a minimum principal amount of at least $400,000, bear an annual interest rate of 12% and will mature the earlier of 12 months following the final draw down under a Term Loan and a date on which an event of default, as defined in the Agreement, occurs. Term Loans will be repayable in full on their maturity dates and may be voluntarily prepaid in full (but not in part) at the option of the Company and prepaid on a mandatory basis on the sale of the assets underlying a particular Term Loan. Interest on any outstanding Term Loans will be paid monthly. The Company paid an upfront fee of $562,500 to the Administrative Agent for the benefit of the Lenders and will pay the Administrative Agent, for its own account, a quarterly fee of $12,500.

The Healing Company Inc.

Notes to the Consolidated Financial Statements

June 30, 2022

NOTE 12. SUBSEQUENT EVENTS (continued)

The Company and each of its subsidiaries (the “Subsidiaries”) have agreed to secure all of their future anticipated obligations under the Agreement by granting the Lenders a first priority lien on substantially all of their assets and the Company has agreed to secure all future obligations to be incurred under the Agreement by granting to a collateral agent, for the benefit of the lenders, a first priority lien on all of the capital stock of the Subsidiaries held by the Company.

In connection with the transactions contemplated by the Agreement, the Company has also issued to the Administrative Agent a seven-year warrant to purchase, for its own account, up to 1,300,123 shares of the Company’s Seed Preferred Stock at an exercise price of $2.00 per share.

Loan Purchase and Sale Agreement

On September 9, 2022, The Healing Company Inc. (the “Company”) entered into a loan purchase and sale agreement (the “Agreement”) with CircleUp Credit Advisors LLC (the “Seller”) pursuant to which it agreed to purchase from the Seller all loans and loan accommodations (the “Loan”) made by the Seller to Your Superfoods, Inc. and Your Super, Inc. (together, “Your Super Company”).

Pursuant to the terms of the Agreement, as consideration for purchase of the Loan, the Company made a cash payment of $2,000,000 to the Seller and issued the Seller a warrant to purchase 1,500,000 restricted shares of the Company’s common stock. This warrant will begin to vest on the one-year anniversary of the closing of the purchase of the Loan with 12.5% of the Warrant amount (187,500 shares) vesting on that date and the remaining portion of the Warrant vesting in seven quarterly installments of 187,500 shares each over the next seven quarters. Vesting of the Warrant will be accelerated upon the occurrence of a sale or merger of the Company. The Warrant will terminate on the seventh anniversary of the closing date and will be subject to customary adjustments of the warrant price and number of shares for splits, stock dividends, recapitalizations and the like.

As of the date of the Agreement, the outstanding principal amount of the Loan along with accrued but unpaid interest was approximately $7.614 million. The Loan stopped accruing interest on July 22, 2022.

The Company purchased the Loan to provide additional time for the negotiation of the Company’s possible acquisition of the assets of Your Super Company.

Other

On July 12, 2022, the Company entered into a Technology Services Agreement with Number 5, LLC whereunder certain content, project services and ecommerce software development shall be provided for total fees of approximately $60,000 in accordance of a schedule of deliverables. In addition, once the project is complete the contractor will provide a minimum 20 hours of monthly maintenance services monthly at a rate of $3,000 per month per project.

On July 27, 2022, the Company incorporated a Nevada Corporation, NOEO, Inc. and has commenced the process of transferring the assets of NOEO GMBH to the Nevada corporation where it will undertake the expansion of the business in North America. Currently the Company is in the process of rebranding the NOEO product line in accordance with North American labeling standards and best practices.

On July 28, 2022, the Company entered into an agreement with Marketerhire LLC whereunder Marketerhire shall receive a minimum fee of $1,500 each four weeks for any individual talent engaged by the Company under the terms of the agreement. Further, under the terms of the agreement Marketerhire shall receive a buyout fee of $20,000 for each individual hired by the Company within 30 days thereof.

The Healing Company Inc.

Notes to the Consolidated Financial Statements

June 30, 2022

NOTE 12. SUBSEQUENT EVENTS (continued)

On August 1, 2022 the Company entered into a Consulting Agreement with RayRos Holdings LLC for an initial term of three months at a rate of $5,000 per month for marketing strategy and assessment and partnership development services focused on the wellness and healing sector. In addition, the Company granted a non statutory stock option to purchase 100,000 shares of common stock, exercisable at $0.001 per share to the founder, Mr. John Hoekman, which options vest quarterly as to 25% each quarter from grant date, August 1, 2022.

On September 1, 2022 the Company entered into a consulting agreement with Lee Forster for an initial term of 24 months, with automatic successive renewals unless other terminated 30 days prior to the end of the current term, whereunder Mr. Forster shall act as an advisor to the Company on financing and fundraising efforts, growth opportunities, endorsements and other corporate strategy at a rate of $3,125 per month. In addition, the Company granted a non statutory stock option to purchase 125,000 shares of common stock, exercisable at $0.001 per share to Mr., Forster, which options vest over a two (2) year period following the Vesting Start Date with 12.5% of the Option Shares vesting on each three (3) month anniversary of the Vesting Start Date.

On September 1, 2022 the Company's CEO, Simon Belsham, acquired 2.5 million shares of the Company's common stock in a private secondary stock purchase transaction with Ingenious Investments AG, a corporation controlled by Wanja Oberhof, and greater than 10% shareholder, for consideration of $0.001 per share, or $2,500, as determined by a 409A valuation report.

On September 27, 2022, the Company issued 3,700,000 shares of unregistered, restricted common stock to various officers, directors and consultants in accordance with certain stock award agreements.

The Company’s management has reviewed all material subsequent events through the date these consolidated financial statements were issued in accordance with ASC 855-10.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On or about September 2, 2022, the Company dismissed Prager Metis CPAs, LLP (“Prager”) as the Corporation’s independent registered public accounting firm.

On September 2, 2022, the Company engaged RBSM LLP (“RBSM”) as its independent registered public accounting firm to audit the Company’s financial statements as successor to Prager.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2022, because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that required information to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that required information to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on its assessment, management concluded that, as of June 30, 2022, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements" established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2022:

Our internal controls and procedures are not effective for the following reasons:

(i)	there has been an inadequate segregation of duties consistent with control objectives,
(ii)	the Company currently has no formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process
(iii)	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management's Remediation Initiatives

As of June 30, 2022, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of our evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

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

We intend to take such action to remediate these material weaknesses during the fiscal year ending June 30, 2023.

We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended June 30, 2022, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and intrinsic to our small size during fiscal 2022. Management also believes that these weaknesses did not have an effect on our financial results.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our Board and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, as of the date of this report are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Simon Belsham	President, Chief Executive Officer and Director	43	January 10, 2022
Amit Kapur	Chief Financial Officer, Treasurer and Secretary	43	June 6, 2022
Kay Koplovitz	Director, Chairperson of the Board	77	March 23,2022
Anabel Oelmann	Director	25	January 10, 2022
Steven Bartlett	Director	30	January 10, 2022
Poonacha Machaiah	Director	52	January 10, 2022

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Simon Belsham, President, Chief Executive Officer and Director.

Simon’s career has been focused on unlocking the opportunities of consumer technology and retail amidst evolving consumer behaviors. Simon recently joined as CEO for The Healing Company, where he and the founding team have a vision to inspire and lead the way to a healthier world through the most effective alternative healing methods. This is following a 20+ year career as a general manager building and leading consumer tech businesses across the US, UK, Europe and Asia. He has been CEO and President of a variety of businesses from start-up (Ocado, Fetch.co.uk, Equinox Media, notonthehighstreet.com) to e-commerce divisions of the largest companies in the world (Jet.com / Walmart, Tesco.com). Most recently Simon served as President of Equinox Media in New York, November 2019 through September 2021, where he helped start and lead the development of a pioneering digital fitness and wellness platform, Equinox+ and the SoulCycle at-home bike. For the period May 2015 through September 2017 Simon was CEO of

NOT ON THE HIGH STREET.COM, based in London, UK an online marketplace for small create businesses, and thereafter from the end of 2017 through October 2019 Simon served as President of JET.COM, a US-based ecommerce company,  post-acquisition by Walmart. Simon is passionate about mental and physical wellness, protecting nature, building community and sustainability. He has travelled and / or worked in more than 80 countries across all 7 continents and believes that business has an opportunity (and ultimately a responsibility) for enabling development of a fairer, more just and sustainable society. Simon holds an MA from the University of Cambridge, UK and an MBA from the Harvard Business School.

Amit Kapur, Treasurer, Secretary and Chief Financial Officer

Mr. Kapur has more than 20 years of chief financial leadership positions with an array of consumer goods, venture capital, private equity and consulting experience. He is a detailed-oriented, driven, executive with an extremely strong track record of leadership, business development, revenue generation, communication, project management, financial control, operations, IT, capital markets, and other corporate activities. He possesses exceptional analytical skills, with the ability to examine and understand business needs and deliver comprehensive reports for external groups while exceeding rigorous expectations. His academic credentials include a fundamental background in valuation, analytics, and research. His skills include the evaluation of new ventures and investment opportunities. He has a large network of associates which includes CEO/CFO/COOs, high net worth investors, entrepreneurs, and senior management in various industries.  Mr. Kapur is joining the Company after spending more than three years (from February 2019) with The Anthos Group, a company with a market cap of $100 million, where he served as Chief Financial Officer and Chief Operating Officer of Farms. During his term at The Anthos Group, he undertook various duties for that company including overseeing and developing policies whereby the company was able to reduce its G&A expenses by 40% and reduce capital expenditures while growing revenues. He also participated in the closing of financings for that company and the structuring and closing of various joint ventures.  In 2004, Mr. Kapur founded a real estate private equity fund and he still sits as Chairman of the Board of that company.  Mr. Kapur has had varied positions throughout his career, as a senior auditor for a large accounting firm prior to 2004 and from June 2017 to March 2019, he was a member and executive at Toptal, LLC, a company providing an exclusive network of the top freelance software developers, designers, finance experts product managers and project managers where he was assigned various projects over a broad spectrum of companies.  Educated at Northwestern͛ Kellogg School of Management, he has a Master’s of Business Administration with a focus on finance, entrepreneurship and marketing and also holds degrees from the University of Illinois at Chicago (UIC) (Bachelor of Science, Accounting) and the University of Delhi (Bachelor of Science, Business Commerce, Honors).  Mr. Kapur also sits on the Board of Superfyt and is a member of CFOrward and a contributor to Think Deal Training. He is a Board member of Found Chicago Dog Training and Rescue Home, the Vice Chairman of Dreams for Kids, the Founder of Kapur Christmas Drive which annually feeds and clothes hundreds of homeless across Chicago and a Mentor of the Boys and Girls Club.

Kay Koplovitz, Director, Chairperson of the Board

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

Steven is particularly focused on inspiring a new generation of entrepreneurs and creators from a BAME background. Steven has invested in and joined the board of Huel, which is the UK’s fastest growing e-commerce company internationally. He’s also invested in and taken a role as an advisor in atai life sciences - a biotech company working to cure mental health disorders. Other investments focus on blockchain technologies, biotech, space, Web 3 and social media. Recently, Steven has launched two new businesses, Flight Story & thirdweb. Flight Story is a company focused on building resilient retail investor communities around great public companies. thirdweb is a platform that makes it easy to build web3 applications. At just 29 years old, he is widely considered one of Europe’s most talented and accomplished young entrepreneurs and philosophical thinkers. Steven will joined BBC Dragon’s Den from Series 19 in January 2022, as the youngest ever Dragon in the TV Show’s history.

Poonacha Machaiah, Director

Poonacha Machaiah is a global leader among a new breed of social entrepreneurs, having chosen to apply his corporate expertise from 25 years as a business executive in multiple Fortune 100 companies and entrepreneurial initiatives to addressing societal and wellbeing challenges. Poonacha is currently (August 2020 through present) the CEO of The Chopra Foundation, a 501 (c) (3) organization dedicated to improving health and well-being, cultivating spiritual knowledge, expanding consciousness, and promoting world peace. He is the co-founder and President (December 2019 through present) of the Never Alone Movement for Suicide Prevention and Mental Health along with both world-renowned mind-body medicine pioneer and New York Times best-selling author Deepak Chopra, M.D and actress and humanitarian Gabriella Wright. He is also serving currently as the co-founder an of Seva Love (October 2021 through present), a dedicated NFT platform for good.

Poonacha is also the founder of the Warrior Monk™ brand, launched in December 2019 and through the present day, targeted at creating a positive societal shift through the compassionate transformation of humankind (www.thewarriormonk.com). Poonacha continues to be an advisor to  Wellbeing Tech, a leading technology innovation company he founded, that has deployed transformative wellbeing solutions such as the hyper-local neighborhood app i.e. GABL (www.gabl.global) and Remote Assistance Management platform for providing assisted reality with Glass Enterprise edition (www.wellbeingtech.com/ramp)

As a serial entrepreneur, he has co-founded and served as an executive for several startups such as Jiyo, a wellbeing platform, for which he served as CEO between June 2014 and December 2019, the Chopra Center for Wellbeing for which he served as Chief strategy officer between January 2015 and November 2019, Deepak Chopra InnerSpace, and Qyuki. He has also held senior management positions at Nortel, Iridium, Motorola and Sasken prior to 2018.

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

Identification of Significant Employees

We have no significant employees outside our executive management team including our CEO and CFO.

Family Relationships

None.

Involvement in Certain Legal Proceedings

Except as otherwise disclosed herein, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.

any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

The Company knows of no material, existing or pending legal proceedings against it, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which its director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to its interest.

Conflicts of Interest

Our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities that are engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to the corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and
•	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We plan to adopt a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent. When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

Code of Ethics

We have not yet adopted a code of ethics that applies to officers and directors, or persons performing similar functions because we are in the start-up phase and are in the process of establishing our operations. We plan to adopt a code of ethics as and when our company grows to a sufficient size to warrant such adoption.

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our Company have any written nominating, compensation or audit committee charter. Our Board does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our current Board.

Our Company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The Board believes that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board and we do not have any specific process or procedure for evaluating such nominees. Our Board assess all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with our Board may do so by directing a written request addressed to our president at the address appearing on the first page of this Current Report on Form 8-K.

Audit Committee and Audit Committee Financial Expert

The Board has not yet formed an audit committee and its members currently perform the functions of an audit committee.  The Company believe each of our CEO and director, Simon Belsham, our CFO Amit Kapur and board member Poonacha Machaiah have sufficient experience and educational credentials to be considered an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Mr. Machaiah is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that members of our Board are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We currently do not have formal nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our directors do not believe that it is necessary to have such committees because they believe the functions of such committees can currently be adequately performed by the members of our Board.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the compensation paid by the Company to the following persons:

(a)	its principal executive officer;

(b)	each of the Company's two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2022 and 2021; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as the Company's executive officer at the end of the years ended June 30, 2022 and 2021.

 No disclosure is provided for any named executive officer, other than the Company's principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	FYE June 30	Salary ($)	Bonus ($)	Stock Award ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Simon Belsham President, CEO, Director [1]	2022	246,770	75,000	778,253	None	None	None	None	1,100,023
	2021	None	None	None	None	None	None	None	None
Amit Kapur, CFO, Treasurer, Secretary Director [2]	2022	17,308	None	80,265	None	None	None	None	97,573
	2021	None	None	None	None	None	None	None	None
Lee Larson Elmore, Former President, CEO, Secretary, Treasurer and Director[3]	2022	None	None	None	None	None	None	40,720	40,720
	2021	None	None	None	None	None	None	62,000	62,000

[1]

Mr. Belsham was appointed CEO, President and a Director on January 10, 2022.  Mr. Belsham is entitled to an annual salary of $400,000 for the first two years (starting from September 7, 2021) and $500,000 in the third year, with a signing bonus of $75,000 and an annual bonus of up to $100,000 and $200,000 in year two. In addition, Mr. Belsham was issued 1,000,000 shares of restricted common stock subject to a restricted stock award agreement in fiscal 2022 which vests on the one year anniversary as to 25% and 1/36 each month thereafter.  The vested portion of the stock award totaled $778,253 in the fiscal year ended June 30, 2022, which was recorded as stock based compensation expense.

[2]

Mr. Amit Kapur was appointed CFO, Secretary, Treasurer and a Director on June 6, 2022. Mr. Kapur is entitled to an annual base salary of $300,000 and is eligible for discretionary annual bonuses as determined by the Board payable 75 days following the end of each calendar year. Further Mr. Kapur has been issued a total of 1,250,000 shares of restricted common stock, subject to a restricted stock award agreement, whereby 25% of such award vests on the one-year anniversary of June 6, 2022 and 1/36th each month thereafter, for which the Company has recorded stock-based compensation expense of $80,265 in the year ended June 30, 2022.

[3]

Mr. Elmore was appointed CEO, President, Secretary and Treasurer and a Director on January 31, 2021, and resigned as CEO, President, and Director on January 10, 2022 and as CFO, Secretary and Treasurer on June 6, 2022.  At June 30, 2022 $1,800 was due and payable to Mr. Elmore in respect to fees invoiced during the year.

Employment Contracts and Termination of Employment and Change in Control Arrangements

Simon Belsham

On November 27, 2021, as amended, September 1, 2022 the Company entered into a two-year employment agreement with Simon Belsham whereby Mr. Belsham was engaged by the Company to provide certain management services and to accept the appointment of Chief Executive Officer, President and Director immediately upon the Board making such appointment. The agreement provides for annual compensation of $400,000 in years one and two (beginning from September 7, 2021) and $500,000 per annum in year three, a $75,000 signing bonus (which amount was paid during the six months ended December 31, 2021) and for the first calendar year completed during Mr. Belsham’s employment an annual bonus, with a maximum pay-out opportunity of one hundred thousand dollars ($100,000). During the second calendar year completed the annual bonus has a maximum pay-out opportunity of two hundred thousand dollars ($200,000). Further, under the terms of the employment agreement, as amended, Mr. Belsham has been issued a total 1,000,000 shares of restricted common stock, subject to a restricted stock award agreement, whereby 25% of such award vests on the one-year anniversary of September 1, 2021, and 1/36th each month thereafter, for which the Company has recorded stock-based compensation expense of $778,253 in the year ended June 30, 2022.

Amit Kapur

On June 6, 2022, the Company received a consent to act as Secretary, Treasurer and Chief Financial Officer of the Company from Amit Kapur. Further, concurrently, the Board appointed Mr. Kapur Secretary, Treasurer and Chief Financial Officer of the Company.  Mr. Kapur concurrently entered into an at-will offer of employment whereunder he receives an annual base salary of $300,000. Under the terms of the agreement Mr. Kapur is eligible for discretionary annual bonuses as determined by the Board payable 75 days following the end of each calendar year. Further Mr. Kapur has been issued a total of 1,250,000 shares of restricted common stock, subject to a restricted stock award agreement, whereby 25% of such award vests on the one-year anniversary of June 6, 2022 and 1/36th each month thereafter, for which the Company has recorded stock-based compensation expense of $80,265 in the year ended June 30, 2022.  The employment is for no fixed term and can be terminated by either party with or without cause, and with or without notice and for any reason or no particular reason.  Mr. Kapur will be eligible to participate in the employee benefit plans and programs generally available to the Company’s executives and he will be subject to non-competition and non-solicitation provisions. If Mr. Kapur’s employment with the Company is involuntarily terminated for reasons other than Cause (as defined in the Offer Letter) or a breach by him of the terms and conditions of the Offer Letter (including, but not limited to, a breach of any of the representations contained therein), he shall be entitled to continue to receive his base salary through the three-month anniversary of the effective date of termination if the termination occurs prior to the one-year anniversary of the Start Date, and through the six-month anniversary of the effective date of termination if the termination occurs after the one-year anniversary of the Start Date.

There are no other employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person's responsibilities following a change in control of the Company.

There are no agreements or understandings for any executive officer to resign at the request of another person. None of the Company's executive officers' acts or will act on behalf of or at the direction of any other person.

Equity Compensation Plan

2022 Employee Stock Option Plan

Stock Options/SAR Grants

The Company granted the following stock options to directors, officers and consultants under the 2022 Plan during the fiscal year ended June 30, 2022.  There were no stock options granted during the fiscal year ended June 30, 2021.

Type	Role	Number of shares	Exercise Price /FMV	Vesting start Date	Vesting Schedule *	Term

Stock Option	Management	1,000,000	$0.001	01/01/2022	A	10 years
Stock Option	Advisor	300,000	$0.001	09/01/2021	D	10 years
Stock Option	Recruitment Agency	16,250	$0.001	06/05/2022	B	10 years
Stock Option	Marketing Agency	275,000	$0.001	04/13/2022	C	10 years
Stock Option	Board Director	125,000	$0.001	12/28/2021	H	10 years
Stock Option	Board Director	125,000	$0.001	01/01/2022	H	10 years
Stock Option	Brand Strategy Advisor	125,000	$0.001	09/07/2021	I	10 years
Stock Option	IR/PR Agency	1,000,000	$0.001	01/10/2022	J	5 years
Stock Option	Chief Scientific Advisor	200,000	$0.001	12/28/2021	K	10 years
	Total	3,166,250

*See vesting schedule below

Restricted Stock Awards

The Company granted the following restricted stock awards during the fiscal year ended June 20, 2022.  There were no stock awards issued during fiscal 2021.

Type	Role	Number of shares	Exercise Price /FMV	Vesting start Date	Vesting Schedule *	Term
Stock Award	Executive	1,250,000	$3.75	06/06/2022	A	N/A
Stock Award	Management	200,000	$3.75	04/04/2022	A	N/A
Stock Award	Executive Support	150,000	$3.75	11/27/2021	A	N/A
Stock Award	Executive	1,000,000	$3.75	09/01/2021	A	N/A
Stock Award	Management	250,000	$3.75	09/01/2021	F	N/A
Stock Award	Advisor	250,000	$3.75	04/01/2022	G	N/A
	Total	3,100,000

*See vesting schedule below

Vesting Schedule stock options and awards:

A.

The Restricted Stock shall vest over a four (4) year period following the Vesting Start Date with 25% of the Restricted Stock vesting on the one (1) year anniversary of the Vesting Start Date and thereafter will begin vesting on each monthly anniversary of the Vesting Start Date at a rate of 1/36 per month.

B.	The Option Shares shall be fully vested upon the Vesting Start Date; however, the Participant will be unable to exercise the Option Shares for one (1) year from the Vesting Start Date.
C.

The Option Shares shall vest with respect to 100,000 shares upon issuance of the option, with an additional 25,000 shares vesting upon achieving $500,000 D2C revenue, an additional 50,000 shares vesting upon achieving $2,000,000 D2C revenue and an additional 100,000 shares vesting upon achieving $10,000,000 D2C revenue.

D.	The Restricted Stock shall be fully vested upon the Vesting Start Date.

E.	The Option Shares shall vest over a one (1) year period following the Vesting Start Date with 25% of the Option Shares vesting on each three (3) month anniversary of the Vesting Start Date.
F.	The Restricted Stock shall vest over a one (1) year period following the Vesting Start Date with 25% of the Restricted Stock vesting on each three (3) month anniversary of the Vesting Start Date.
G.	The Restricted Stock shall vest over a two (2) year period following the Vesting Start Date with 12.5% of the Restricted Stock vesting on each three (3) month anniversary of the Vesting Start Date.
H.	The Option Shares shall vest over a two (2) year period following the Vesting Start Date with 12.5% of the Option Shares vesting on each three (3) month anniversary of the Vesting Start Date.
I.	The Option Shares shall be fully vested upon the Vesting Start Date and the Participant shall have two (2) years to exercise the Option Shares post termination of Continuous Service.
J.

The Option Shares shall vest with respect to 300,000 shares after one year from the date of the January 10, 2022 start date of the Services Agreement; 100,000 shares of common stock on getting to 100,000 cross-platform followers; 200,000 shares of common stock on sustained market capitalization of $200 million for a month assuming average daily trading volume (ADTV) of 100,000 shares; 200,000 shares of common stock on sustained market capitalization of $400 million for a month assuming ADTV of 100,000 shares; 200,000 shares of common stock on Nasdaq uplisting.

K.	The Option Shares shall vest over a two (2) year period following the Vesting Start Date with 2% of the Option Shares vesting on each six (6) month anniversary of the Vesting Start Date.

Aggregated Options Exercised in Last Two Fiscal Years

There were no options exercised during the years ended June 30, 2022 and 2021, by any officer or director of the Company.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards as of the fiscal year ended June 30, 2021.  Following are the outstanding equity awards at June 30, 2022:

The following table summarizes the Company’s stock award activities:

	Number of shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Nonvested at June 30, 2021	-	$-	-
Granted	3,100,000	$3.75	1.95
Vested	(218,750)	$3.75	-
Forfeited	-	$-	-

The following table summarizes the Company's stock option activities:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at June 30, 2021	-	$-	-
Granted	3,166,250	$0.001	10
Exercised	-	-	-
Cancelled	-	-	-
Outstanding at June 30, 2022	3,166,250	$0.001	7.60

Options exercisable at June 30, 2022	621,875	$0.001	9.81

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception to June 30, 2021. During the fiscal year ended June 30, 2022, we entered into the following compensation agreements with certain of our directors.

On July 16, 2021, the Company entered into an agreement with Poonacha Machaiah, in relation to his appointment to the Board of the Company. Under the terms of the agreement, Mr. Machaiah will receive an annual fee of $37,500 commencing January 1, 2022, paid in equal monthly installments over 12 months. Additionally, he was granted non incentive stock options to purchase 125,000 shares of our common stock with an exercise price of $0.001 per share, vesting over a two (2) year period following the Vesting Start Date (December 28, 2021) with 12.5% of the option shares vesting on each three (3) month anniversary of the Vesting Start Date. During the year ended June 30, 2022, Mr. Machaiah accrued $15,625 under the terms of his contract and the Company recorded stock-based compensation expense of $115,312 in respect to 31,250 vested stock options.

On February 16, 2022, the Company entered into a Board Services Agreement with Steven Bartlett with a January 1, 2022 start date, whereunder Mr. Bartlett will receive an annual fee of $37,500 paid in equal monthly installments over 12 months.  Additionally, he was granted non incentive stock options to purchase 125,000 shares of our common stock with an exercise price of $0.001 per share, vesting over a two (2) year period following the Vesting Start Date (January 1, 2022) with 12.5% of the option shares vesting on each three (3) month anniversary of the Vesting Start Date. During the year ended June 30, 2022, Mr. Bartlett was paid $18,750 under the terms of his contract and the Company recorded stock-based compensation expense of $115,312 in respect to 31,250 vested stock options.

On March 23, 2022, the Board approved a board service agreement and appointed Kay Koplovitz to the Board and as Chairman of the Board effective April 1, 2022. Under her agreement which commenced on April 1, 2022, Ms. Koplovitz will be paid an annual fee of $50,000 for director’s services (the “Director’s Fee”), which shall be payable quarterly, in arrears, as long as she continues to fulfill her duties and provide the requisite services under her agreement. A total of $12,500 was accrued during the year ended June 30, 2022, in respect to her agreement. As further retainer payment for Ms. Koplovitz’s provision of services and subject to approval by the Board, the Company granted to Ms. Koplovitz options to purchase two-hundred fifty thousand (250,000) shares of our common stock at an exercise price of $0.001 per share as determined by an independent 409A valuation. The shares underlying this option vest ratably over the two (2) year period commencing on the Effective Date of the Agreement (“Vesting Start Date”) as follows: 1/8th of the total shares shall vest each quarter, such that 100% of the shares shall be vested as of the second anniversary of the Vesting Start Date, provided that Ms. Koplovitz is still a director for the Company on each such vesting date. During the year ended June 30, 2022, the Company recorded a total of $117,187 in respect to 31,250 vested options.

We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board or by any compensation committee that may be established.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board or a committee thereof.

Compensation Committee

The Company currently does not have a compensation committee of the Board. The Board as a whole determines executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 10, 2022, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. Information below is based on a total of 47,704,920 shares of Common Stock and 4,660,000 shares of Seed Preferred Stock, issued and outstanding.  Unless otherwise noted below, the address of each person listed on the table is C/O The Healing Company, Inc. at 11th Floor, Ten Grand Street, Brooklyn, New York, 11249.

Name and Address of Beneficial Owner	Title of Class(1)	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Simon Belsham, CEO and Director (6)	Common	3,500,000	7.34%
Amit Kapur, Chief Financial Officer, Treasurer and Secretary (7)	Common	1,250,000	2.62%
Kay Koplovitz, Director, Chairman of the Board (8)	Common	250,000	0.52%
Anabel Oelmann, Director (2)	Common	6,000,000 shares held indirectly	12.58%
Steven Bartlett, Director (9)	Common	46,875 shares held directly	0.10%
Poonacha Machaiah, Director (10)	Common	46,875 shares held directly	0.10%
Directors and Officers as a group	Common	11,093,750	23.25%

Greater than 5% holders
WAOW Entrepreneurship GMBH (3) Gormannstrabe 22, Berlin, Germany AND Ingenious Investments AG(3) Bodmerweg 92, 8807 Freienbach Switzerland	Common	12,176,192 shares held directly by Ingenious 2,000,000 shares held by WAOW	29.72%
Stanford Technologies 1 LLC(4) 22 EL PASEO SANTA BARBARA CA 93101-2230	Common	7,319,667 shares held directly	15.34%
Aegsam GmbH(5) TRACHENBERGRING 93 A BERLIN 12249-0001 GERMANY	Common	2,523,808 shares held directly	5.29%
All 5%+ Shareholders	Common Shares	24,019,667	50.35%

TOTAL	Common Shares	35,113,417	73.61%

59

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 10, 2022. As of October 10, 2022, there were 47,704,920 shares of our company’s common stock issued and outstanding.

(2)	The shares are held indirectly by Trinity Holding GmbH, a company controlled by Anabel Oelmann.
(3)	The control person is Wanja Oberhof. Mr. Oberhof has the right to acquire a further 340,000 seed preferred shares upon payment of $680,000 which have not yet been acquired.
(4)	The control person is Demetri Argyyropoulos.
(5)	The control person is Taha Arefpoour.
(6)	Includes 1,000,000 restricted stock awards issued September 27, 2022, of which 250,000 are fully vested as of September 1, 2022, with the remaining shares vesting as to 1/36 each month.
(7)	Includes 1,250,000 restricted stock awards issued September 27, 2022, of which 25% fully vest on the one-year anniversary of June 6, 2022, and the remaining shares vest as to 1/36 each month.
(8)	Includes 250,000 restricted stock awards issued September 27, 2022, of which 1/8 vest each quarter commencing April 1, 2022.
(9)	Includes 46,875 stock options which vest as to 1/8 each quarter commencing January 1, 2022, of which 46,875 are vested and exercisable as of October 10, 2022
(10)	Includes 46,875 stock options which vest as to 1/8 each quarter commencing December 28, 2021, of which 46,875 are vested and exercisable as of October 10, 2022

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Except as disclosed herein or in the executive compensation section above, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since July 1, 2021, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Company Transactions with Related Parties

The Company has entered into related party transactions as follows:

Astutia Venture Capital AG (“AVCG”)

As of January 2021, the Company had received a total of $173,616 in advances from its previous CEO, Jeffrey Taylor. On January 25, 2021, all advances made by the previous CEO were assigned to AVCG for $10. as part of a transaction where under AVCG also acquired a portion of the 32,000,000 shares of our common stock sold in a series of private transactions by Mr. Taylor. Further, during the fiscal year ended June 30, 2021, the Company received a further $29,999 in unsecured advances from AVCG for operational expenses. At June 30, 2021 a total of $203,615 included in advances payable, related parties, was due to AVGG.

During the nine months ended March 31, 2022, a minority shareholder of the Company reimbursed AVCG for advances paid in the amount of $29,999, leaving $173,616 due and payable to AVCG at March 31, 2022, which amount was repaid in full prior to June 30, 2022.

WAOW Group of Companies

During the fiscal year ended June 30, 2021, WAOW Entrepreneurship Gmbh ("WAOWE") acquired certain shares of common stock of the Company in a series of private transactions with AVCG and Mr. Jeffrey Taylor, our former officer and director. Subsequently, in November 2021, as amended May 22, 2022 WAOWE entered into a subscription agreement with the Company whereunder they agreed to purchase 2,140,000 unregistered shares of Seed Preferred stock at $2 per share for total proceeds of $4,280,000. During the year ended June 30, 2022, the Company received cash proceeds of $3.6 million in respect to the aforementioned subscription and issued 1.8 million shares of seed preferred stock.  A total of  $680,000 remains payable in respect to a further 340,000 shares subscribed for.

During the year ended June 30, 2022, a company affiliated with WAOWE, WAOW Advisory Group Gmbh (“WAOW”) assumed amounts owing to AVCG in the amount of $29,999 and advanced a further $402,467 to the Company which amount was repaid in fully prior to June 30, 2022.

On March 10, 2022, the Company acquired NOEO. At the date of the acquisition, WAOW had outstanding loans with NOEO with a remaining principal balance of EUR139,793. During the period ended June 30, 2022, WAOW advanced an additional EUR18,000 to NOEO. At June 30, 2022, the loan had a balance outstanding of $165,304 (EUR157,793), is unsecured and accrues interest at 5% per annum, maturing on December 31, 2022. Accrued and unpaid interest at June 30, 2022 totaled $5,771, which is reflected in accounts payable – related parties.

Lee Larson Elmore, Former Secretary

On May 1, 2021, Mr. Elmore, our CEO from January 31, 2021 to  January 10, 2022, entered into an agreement with the Company for a six-month term ending October 31, 2021, for a monthly fee of $1,000 plus stock compensation of 15,000 shares at $4.00 per share, or the equivalent cash consideration of $60,000, at Mr. Elmore’s election. As at June 30, 2021, Mr. Elmore had received $2,000 and had accrued expenses of $60,000.

On November 1, 2021, Mr. Elmore entered into a revised compensation agreement with the Company through his controlled company, Administrative Services LLC, whereby services of Mr. Elmore would be invoiced at a rate of $5,000 per month commencing November 1, 2021.

During the fiscal year ended June 30, 2022 and 2021, respectively, Mr. Elmore and his controlled company invoiced $40,720 and $62,000. A total of $2,800 remained due and payable to Mr. Elmore at June 30, 2022.  Mr. Elmore resigned as CEO, Director and President effective January 10, 2022, and as Secretary, Treasurer and CFO on June 6, 2022.

Simon Belsham, CEO and director

On September 1, 2022, the Company's CEO, Simon Belsham, acquired 2.5 million shares of the Company's common stock in a private secondary stock purchase transaction with Ingenious Investments AG, a corporation controlled by Wanja Oberhof, and greater than 10% shareholder, for consideration of $0.001 per share, or $2,500, as determined by a 409A valuation report.

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

At June 30, 2022, Ms. Oelmann, through her controlled corporate entity, Trinity Holdings GmbH was owed advances totaling $3,143 by the Company’s wholly owned subsidiary, NOEO. In addition, at June 30, 2022 a total of $1,027 is included in accounts payable, related parties, in respect to expense reimbursements owing to Ms. Oelmann.

Steven Bartlett, director

On January 10, 2022, as amended September 1, 2022, the Company entered into a services agreement with Flight Story Limited (“FSL”), a company controlled by Mr. Bartlett, whereby FSL will provide various services. Under the terms of the agreement, as amended FSL will be paid $30,000 per month. Further FSL has been granted a total of 1,000,000 non statutory stock options of which 300,000 vest on January 10, 2023, and a further 700,000 vest in accordance with certain performance based terms. During the year ended June 30, 2022, the Company recorded $530,137 as stock-based compensation in respect to the aforementioned option grant. During the year ended June 30, 2022, FSL was paid $109,178 for services rendered. In addition, R Agency, a marketing company also controlled by Mr. Bartlett was paid $88,459 in the year ended June 30, 2022, for services rendered.

Director Independence

We currently act with five directors consisting of Kay Koplovitz (Chairperson), Simon Belsham, Anabel Oelmann, Poonacha Machaiah and Steven Bartlett. We have determined that Kay Koplovitz, Poonacha Machaiah and Steven Bartlett are “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

For purposes of determining director independence, the Company has applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTC Markets Quotation Board s on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of "Independent Officer" means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  According to the NASDAQ definition, neither Jeffery Taylor nor Michael Rountree are considered an independent director of the Company.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Our current independent registered public accounting firm for the fiscal year ended June 30, 2022 is RBSM, LLP of New York, New York. The predecessor independent registered public accounting firm for the fiscal year ended June 30, 2021 was Prager Metis CPAs, LLP of Segundo, California. The aggregate fees billed or to be billed for the most recently completed fiscal years ended June 30, 2022 and 2021 for professional services rendered by the principal accountant for the audit of its annual consolidated financial statements and review of the financial statements included in its quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year ended:	June 30, 2022 $	June 30, 2021 $
Audit Fees	55,725	21,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	55,725	21,000

The Company's Board pre-approves all services provided by its independent auditors. All of the above services and fees were reviewed and approved by the Board either before or after the respective services were rendered.

The Company's Board has considered the nature and amount of fees billed by its independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining its independent auditors' independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit
(3)	Articles of Incorporation and Bylaws
3.1	Certificate of Amendment filed with the Nevada Secretary of State on October 7, 2021, including Amended and Restated Articles of Incorporation.
3.2	Amended and Restated Bylaws adopted October 7, 2021
3.3

Certificate of Amendment filed with the Nevada Secretary of State on July 19, 2022 including Amended Articles of Incorporation. (incorporated by reference to our Current Report on Form 8-K filed on July 25, 2022)

(4)
4.1	2022 Omnibus Incentive Plan (incorporated by reference to our Current Report on Form 8-K filed on July 12, 2022)
(10)	Material Contracts
10.1	Board Services Agreement between the Company and Poonacha Machaiah, dated July 16, 2021. (incorporated by reference to our Quarterly Report on Form 10 Q/A filed on February 22, 2022).
10.2	Engagement Agreement between the Company and Administrative Services LLC dated November 1, 2021, (incorporated by reference to our Quarterly Report on Form 10 Q filed on February 22, 2022)
10.3	Employment Agreement between the Company and Kelly Zuar dated November 15, 2021. (incorporated by reference to our Quarterly Report on Form 10 Q filed on February 22, 2022)
10.4	Employment Agreement between the Company and Simon Belsham dated November 27, 2021, (incorporated by reference to our Quarterly Report on Form 10 Q filed on February 22, 2022)
10.5	Board Advisor Agreement between the Company and Deepak Chopra LLC, (incorporated by reference to our Quarterly Report on Form 10 Q filed on February 22, 2022)
10.6	Independent Contractor Agreement between the Company and KET Consulting LLC dated January 1, 2022. (incorporated by reference to our Quarterly Report on Form 10 Q filed on February 22, 2022)
10.7	Services Agreement between the Company and Flight Story Limited dated January 10, 2022. (incorporated by reference to our Quarterly Report on Form 10 Q filed on February 22, 2022)
10.8	Services Agreement between the Company and R Agency dated February 7, 2022. (incorporated by reference to our Quarterly Report on Form 10 Q filed on February 22, 2022)
10.9	Board Services Agreement between the Company and Steven Bartlett. (incorporated by reference to our Quarterly Report on Form 10 Q filed on February 22, 2022)
10.10	Purchase and Transfer Agreement between the Company and Anabel Oelmann dated March 10, 2022(incorporated by reference to our Current Report on Form 8-K filed on March 15, 2022).
10.11	Form of Seed preferred Subscription agreement (incorporated by reference to our Current Report on Form 8-K filed on March 15, 2022)
10.12	Board Service Agreement between the Company and Kay Koplovitz, incorporated by reference to our Form 10-Q filed on May 25, 2022)
10.13	Offer Letter to Amit Kapur dated June 2, 2022 (incorporated by reference to our Current Report on Form 8-K filed on June 14, 2022)
10.14	Consulting Agreement between the Company and RayRos Holdings LLC dated August 1, 2022
10.15*	Credit Agreement between the Company and the Lender named therein
10.16*	Guarantee and Collateral Agreement between the Company and the Lender
10.17*	Pledge Agreement between the Company and the Lender
10.18*	Guaranty between the Company and the Lender
10.19*	Master Escrow Agreement between the Company and the Lender
10.20*	Collateral Assignment of Purchase Agreement between the Company and the Lender
10.21*	Collateral Assignment of Servicing Agreement between the Company and the Lender
10.22*	Warrant Agreement
10.23

Loan Purchase and Sale Agreement dated September 9, 2022, by and between The Healing Company Inc. and CircleUp Credit Advisors LLC  (incorporated by reference to our Current Report on Form 8-K filed on September 9, 2022)

10.24*	Amendment to Simon Belsham Employment Agreement dated September 1, 2022
10.25*	Amendment to Services Agreement between the Company and Flight Story Limited dated September 1, 2022
10.26*	Consulting agreement between the Company and Lee Forster dated September 1, 2022
10.27*	Form of Agreement, Restricted Stock Award
10.28*	Form of Stock Option agreement under the 2022 Omnibus Plan
10.29*	Form of Stock Option agreement, outside 2022 Omnibus Plan
21*	List of subsidiaries,

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
(32)	Section 1350 Certifications
32.1*	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(101)	Interactive Data Files
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Healing Company Inc.

Dated: October 12, 2022	/s/ Simon Belsham
Simon Belsham
President, Chief Executive Officer, and Director

Dated: October 12, 2022	/s/ Amit Kapur
Amit Kapur
Chief Financial Officer, Treasurer, Secretary

