Form 10-Q
period 2022-09-30
Healing Co Inc.
filed 2022-11-15
CIK 1441082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

(Commission File Number) 333-152805

THE HEALING COMPANY INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2862618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11th Floor, Ten Grand Street, Brooklyn, New York	11249
(Address of principal executive offices)	(Zip Code)

(866) 241-0670

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of November 11, 2022, there were 50,904,920 shares of the registrant’s common stock issued and outstanding.

The Healing Company Inc.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

3

The Healing Company Inc.

Condensed Consolidated Balance Sheets

(Stated in U.S. Dollars)

(Unaudited)

	September 30, 2022	June 30, 2022
		(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$2,706,441	$6,491,937
Prepaid expenses	186,576	85,538
Other asset	2,000,000	-
Total Current Assets	4,893,017	6,577,475

Intangible assets	8,318	10,714
Total Assets	$4,901,335	$6,588,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	364,679	256,534
Accounts payable – related party	66,464	37,723
Loan payable – related party	154,401	165,304
Advances payable – related parties	2,936	3,143
Other current liability	7,198	7,740
Total Current Liabilities	595,678	470,444

Total Liabilities	$595,678	$470,444

Stockholders’ Equity
Preferred Shares – 10,000,000 authorized, $0.001 par value
Seed Preferred Shares, 7,800,000 designated, $0.001 par value, of which 4,660,000 are issued and outstanding as of September 30, 2022 and June 30, 2022, respectively	$4,660	$4,660
Common Shares – 290,000,000 authorized, $0.001 par value, 47,704,920 and 44,004,920 shares issued and outstanding as at September 30, 2022 and June 30, 2022, respectively	47,705	44,005
Additional Paid in Capital	31,062,322	14,653,403
Deferred compensation	(10,956,215)	-
Accumulated Deficit	(15,871,290)	(8,590,925)
Other Comprehensive Income	18,475	6,602
Total Stockholders’ Equity	4,305,657	6,117,745
Total Liabilities and Stockholders’ Equity	$4,901,335	$6,588,189

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

The Healing Company Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Stated in U.S. Dollars)

(Unaudited)

	For the three months ended September 30
	2022	2021
Revenues	$-	$-

Operating expenses
General and Administrative (includes stock-based compensation of $1,828,424 for the three months ended September 30, 2022)	2,248,655	6,136
Professional and consulting fees	4,057,113	589,639
Management fees	369,935	-
Total operating expenses	6,675,703	595,775

Loss from Operations	(6,675,703)	(595,775)

Other Expense
Interest expense	(604,662)	-
Total Other Expense	(604,662)	-

Provision for income taxes	-	-

Net loss	$(7,280,365)	$(595,775)

Other comprehensive loss
Foreign currency translation adjustment	11,873	-
Comprehensive loss	$(7,268,492)	$(595,775)

Basic and Diluted Loss Per Common Share	$(0.16)	$(0.01)

Weighted average number of common shares used in per share calculations	44,125,572	44,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

The Healing Company Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

 (Stated in U.S. Dollars)

(Unaudited)

	Seed Preferred Stock		Common Stock		Additional Paid-in	Deferred	Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	(Deficit)
Balance June 30, 2022	4,660,000	$4,660	44,004,920	$44,005	$14,653,403	$-	$6,602	$(8,590,925)	$6,117,745
Issuance of stock awards	-	-	3,700,000	3,700	11,985,919	(11,989,619)	-	-	-
Stock based compensation – stock awards	-	-	-	-	-	1,033,404	-	-	1,033,404
Stock based compensation – stock options	-	-	-	-	795,020	-	-	-	795,020
Warrants issued as financing cost	-	-	-	-	3,627,980	-	-	-	3,627,980
Loss- for the period	-	-	-	-	-	-	-	(7,280,365)	(7,280,365)
Foreign Currency Translation	-	-	-	-	-	-	11,873	-	11,873
Balance September 30, 2022	4,660,000	$4,660	47,704,920	$47,705	$31,062,322	$(10,956,215)	$18,475	(15,871,290)	$4,305,657

	Seed Preferred Stock		Common Stock		Additional Paid-in	Subscription	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	(Deficit)
Balance June 30, 2021	-	$-	44,000,000	$44,000	$-	-	-	$(326,725)	$(282,725)
Loss- for the period	-	-	-	-	-	-	-	(595,775)	(595,775)
Balance September 30, 2021	-	$-	44,000,000	$44,000	$-	-	-	(922,500)	$(878,500)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

The Healing Company Inc.

Condensed Consolidated Statements of Cash Flows

 (Stated in U.S. Dollars)

(Unaudited)

	For the three months ended September 30
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,280,365)	$(595,775)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Stock based compensation	1,828,424	-
Warrants issued as financing costs	3,627,980	-
Changes in operating assets and liabilities
Prepaid expenses	(101,038)	-
Accounts payable and accrued expenses related party	29,255	60,000
Accounts payable and accrued expenses	108,145	143,630
Other current liability	(33)	-
Net Cash used in operating activities	(1,787,632)	(392,145)

CASH FLOWS FROM INVESTING ACTIVITIES
Other assets	(2,000,000)	-
Refund on trademark registration	2,396	-
Cash used in investing activities	(1,997,604)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances payable – related parties	-	392,145
Cash provided by financing activities	-	392,145

Foreign Exchange Effect on Cash	(259)	-

INCREASE (DECREASE) IN CASH	(3,785,495)	-
CASH AT BEGINNING OF YEAR	6,491,937	-
CASH AT END OF PERIOD	$2,706,441	$-

Interest Paid	$-	$-
Taxes Paid	$-	$-

Noncash investing and financing activities:
Warrants issued as financing costs	$3,627,980	$-
Common stock awards issued as deferred compensation	$11,989,619	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2022

NOTE 1. DESCRIPTION OF BUSINESS AND HISTORY

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

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2022

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

On July 27, 2022, the Company incorporated a Nevada Corporation, NOEO, Inc. and has commenced the process of transferring the assets of NOEO GMBH to the Nevada corporation where it will undertake the expansion of the business in North America. Currently the Company is in the process of rebranding the NOEO product line in accordance with North American labeling standards and best practices. As of September 30, 2022, the rebranding process and relocation to North American based operations has not yet concluded..

On August 4, 2022, The Healing Company Inc. (the “Company”) entered into a credit agreement (the “Agreement”) with certain lenders (the “Lenders”) who agreed to extend a credit facility to the Company consisting of up to $75,000,000 (which amount may be increased up to $150,000,000 in accordance with the terms of the Agreement) in aggregate principal amount of term loan commitments (“Term Loans”), the proceeds of which may be used to acquire assets that are deemed eligible by meeting certain criteria established by an administrative agent (the “Administrative Agent”) party to the Agreement. Further in accordance with the terms of the Agreement the Company issued 1,300,123 fully vested warrants for exercise for period of seven (7) years at an exercise price of $2.00 per share to the Administrative Agent.

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

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2022

NOTE 1. DESCRIPTION OF BUSINESS AND HISTORY (continued)

On September 27, 2022, the Company issued 3,700,000 shares of unregistered, restricted common stock to various officers, directors and consultants in accordance with certain stock award agreements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”). The Company’s fiscal year end is June 30. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The unaudited financial statements for the three months ended September 30, 2022, are not necessarily indicative of the results for the remainder of the fiscal year. As such, the information included in the condensed consolidated financial statements for the three months ended September 30, 2022, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Form 10-K for the Company’s fiscal year ended June 30, 2022, as filed with the Securities and Exchange Commission (“SEC”).

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

INCOME TAXES - The Company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2022 and June 30, 2022 the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statement of operations.

PRINCIPALS OF CONSOLIDATION - The consolidated financial statements include the accounts of The Healing Company and its 100% controlled subsidiaries, NOEO GmBH, NOEO, Inc., HLCO Borrower LLC and Your Super HLCO, LLC. All significant intercompany balances and transactions have been eliminated. ”The Healing Company”, the “Company”, “we”, “our” or “us” is intended to mean The Healing Company, including the subsidiaries indicated above, unless otherwise indicated.

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

The table below reflects the potentially dilutive securities at each reporting period:

	September 30, 2022	September 30, 2021
Seed Preferred stock (Convertible to Common stock 1:1)	4,660,000	-
Seed Preferred warrants (Convertible to Common stock 1:1)	1,300,123	-
Common stock warrants	1,500,000	-
Stock options	3,391,250	-
Total	10,851,373	-

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2022

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

CASH AND CASH EQUIVALENTS - For purposes of Statements of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2022 and June 30, 2022 the Company had $2,453,398 and $6,241,937 in excess of the FDIC insured limit, respectively.

FINANCIAL INSTRUMENTS - The Company’s financial instruments consist principally of other assets consisting of a loan receivable, accounts payable and accrued liabilities, and amounts due to related parties. Pursuant to ASC 820 and 825, the fair value of our cash and cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations, all of which are short term.

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

REVENUE RECOGNITION - The Company follows ASC 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation. The Company considers its performance obligations satisfied upon shipment and/or delivery of the purchased products to the customer. The Company evaluates returns from customers purchasing product using its eCommerce site on a case-by-case basis and generally will issue replacement product in the limited cases of product returns. The Company has no policy requiring cash refunds. The Company did not record any revenue during the three months ended September 30, 2022, or the fiscal year ended June 30, 2022.

FOREIGN CURRENCY TRANSLATION - The Company uses the U.S. Dollar as the reporting currency for its financial statements. Functional currency is the currency of the primary economic environment in which an entity operates. The functional currency of the Company’s wholly owned subsidiary, NOEO, is the Euro.

 The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2022

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 FOREIGN CURRENCY TRANSLATION – (Cont’d)

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

INVENTORY - Inventory acquired with the purchase of NOEO consists of finished goods and is valued at the lower of cost or market value, with cost determined using First-In-First-Out Method. During the year ended June 30, 2022, the Company fully impaired inventory on hand in the amount of $7,938.

INTANGIBLE ASSETS - The Company generally recognizes assets for brand recognition, trade secret product formulations, and intellectual property such as finite-lived trade names. Finite-lived intangible assets are carried at acquisition cost less accumulated amortization. Such amortization is recorded on a straight-line basis over the estimated useful lives of the respective assets. Amortization for trade names is recognized in sales and marketing expenses. In the year ended June 30, 2022, the Company recorded assets acquired from the acquisition of NOEO of approximately $141,925 and expended a further $10,714 on trademark registration. Intangible assets acquired with NOEO included intellectual property and trademarks, an ecommerce website and branding recognition. The Company initially records acquired intangible assets at their estimated fair values and management reviews these assets periodically for impairment. During the year ended June 30, 2022, the Company recorded impairment of intangible assets of $138,366. As of September 30, 2022, intangible assets on the balance sheet totaled $8,318, net of the costs of a previous filed trademark application abandoned in the quarter in the amount of $2,396.

RECENT ACCOUNTING PRONOUNCEMENTS - The Company has implemented all new accounting pronouncements that are in effects and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3- GOING CONCERN

The Company has working capital of $4,297,339 at September 30, 2022. During the year ended June 30, 2022, the Company entered into private placement subscription agreements to raise a total of $10 million by sale of seed preferred stock at $2 per share, of which the Company has collected $9,320,000, with the remaining $680,000 expected to be collected in the second quarter of fiscal 2023. The Company has commenced operations in the wellness sector. During the three months ended September 30, 2022, the Company has entered into a credit agreement with certain lenders who agreed to extend a credit facility to the Company consisting of up to $75,000,000 (which amount may be increased up to $150,000,000 in accordance with the terms of the Agreement) in aggregate principal amount of term loan commitments, the proceeds of which may be used to acquire assets that are deemed eligible by meeting certain criteria. Subsequent to September 30, 2022, the Company finalized an acquisition of target operations with substantive recurring revenue in the wellness sector, the results of which will be reflected in the quarter ended December 31, 2022. The Company also entered into subscription agreements for the sale of an additional 500,000 shares of seed preferred stock at $2 per share of which $100,000 has been collected to date. The continuation of the Company as a going concern is dependent upon the ability to attain profitable operations from the Company’s future planned business operations and sufficient financing to carry out those plans. If the Company is unable to obtain adequate capital as needed, or conduct revenue generating operations, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

 The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2022

NOTE 3- GOING CONCERN (continued)

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

COVID-19 Pandemic

While it appears the COVID-19 pandemic has subsided, the impact of COVID-19 could continue to have an adverse impact on the Company going forward. COVID-19 has caused significant disruptions to the global financial markets, which may severely impact the Company’s ability to raise additional capital and to pursue certain acquisitions. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report and is highly uncertain and subject to change. The Company is not able to estimate the potential effects of the COVID-19 outbreak on its operations or financial condition for the next 12 months. There are no assurances that the Company will be able to meet its obligations, raise funds or conclude the acquisition of identified businesses.

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

The following table sets forth the net assets on acquisition date:

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

 The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2022

NOTE 5. INTANGIBLE ASSETS

During the year ended June 30, 2022, the Company incurred costs in respect to certain trademarks, and acquired certain intangible assets (re: Note 4) including trademarks, trade names, brand recognition and ecommerce websites.

During the three months ended September 30, 2022, the Company decreased intangible assets by $2,396 with respect to the termination of a previously filed trademark application.

The following table sets forth the details of intangible assets at September 30, 2022:

Intangible assets, June 30, 2021
Additions:
Intangible assets acquired from NOEO, March 10, 2022	$141,925
Tradenames and other intangibles	10,714
Impact of foreign exchange	(3,559)
Impairment of intangible assets, NOEO	(138,366)
Total, June 30, 2022	$10,714
Abandoned Trademark application	(2,396)
Total, September 30, 2022	$8,318

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

During the nine months ended March 31, 2022, a minority shareholder of the Company reimbursed AVCG for advances paid in the amount of $29,999, leaving $173,616 due and payable to AVCG at March 31, 2022, which amount was repaid in full prior to June 30, 2022. At September 30, 2022 and June 30, 2022 there were no further funds owing to AVCG.

WAOW Group of Companies

During the fiscal year ended June 30, 2021, WAOW Entrepreneurship Gmbh (“WAOWE”) acquired certain shares of the Company in a series of private transactions with AVCG and Mr. Jeffrey Taylor, our former officer and director. Subsequently, in November 2021, as amended May 22, 2022 WAOWE entered into a subscription agreement with the Company whereunder they agreed to purchase 2,140,000 unregistered shares of Seed Preferred stock at $2 per share for total proceeds of $4,280,000. During the year ended June 30, 2022, the Company received cash proceeds of $3.6M in respect to the aforementioned subscription and issued 1.8M shares of seed preferred stock. A total of $680,000 remains receivable with respect to the remaining 340,000 shares subscribed as at September 30, 2022.

During the year ended June 30, 2022, an affiliated company, WAOW Advisory Group Gmbh (“WAOW”) assumed amounts owing to AVCG in the amount of $29,999 and advanced a further $402,467 to the Company which amount was repaid in fully prior to June 30, 2022.

On March 10, 2022, the Company acquired NOEO (See Note 4). At the date of the acquisition, WAOW had outstanding loans with NOEO with a remaining principal balance of EUR139,793. During the period ended June 30, 2022, WAOW advanced an additional EUR18,000 to NOEO. At September 30, 2022 the loan had a balance outstanding of $154,401 (EUR157,793) which is unsecured and accrues interest at 5% per annum, maturing on December 31, 2022.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 6. RELATED PARTY TRANSACTIONS (continued)

WAOW Group of Companies (continued)

Accrued and unpaid interest at September 30, 2022 totaled $7,239, (June 30, 2022 - $5,771), which is reflected in accounts payable – related parties.

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

During the fiscal years ended June 30, 2022 and 2021, respectively, Mr. Elmore and his controlled company invoiced $40,720 and $62,000 for management services. Mr. Elmore resigned as CEO, Director and President effective January 10, 2022, and as Secretary, Treasurer and CFO on June 6, 2022. A total of $2,800 remained due and payable to Mr. Elmore at June 30, 2022.

During the three months ended September 30, 2022, Mr. Elmore received payments of $1,800, leaving $1,000 due and payable at September 30, 2022.

Simon Belsham, CEO, President and Director

On November 27, 2021, as amended, September 1, 2022, the Company entered into a two-year employment agreement with Simon Belsham whereby Mr. Belsham was engaged by the Company to provide certain management services and to accept the appointment of Chief Executive Officer, President and Director immediately upon the Board making such appointment. The agreement provides for annual compensation of $400,000 in years one and two and $500,000 per annum in year three, a $75,000 signing bonus (which amount was paid during the six months ended December 31, 2021) and for the first calendar year completed during Mr. Belsham’s employment an annual bonus, with a maximum pay-out opportunity of one hundred thousand dollars ($100,000). During the second calendar year completed the annual bonus has a maximum pay-out opportunity of two hundred thousand dollars ($200,000). Further, under the terms of the employment agreement, as amended, Mr. Belsham has been issued a total 1,000,000 shares of restricted common stock, subject to a restricted stock award agreement, whereby 25% of such award vests on the one-year anniversary of September 1, 2021, and 1/36th each month thereafter, for which the Company has recorded stock-based compensation expense of $778,253 in the year ended June 30, 2022. During the three months ended September 30, 2022, the Company recorded an additional $236,301 as stock based compensation expenses. At September 30, 2022 $4,399 was payable to Mr. Belsham in respect to expense reimbursements.

On September 1, 2022, Mr. Belsham acquired 2.5 million shares of the Company’s common stock in a private secondary stock purchase transaction with Ingenious Investments AG, a corporation controlled by Wanja Oberhof and a greater than 10% shareholder, for consideration of $0.001 per share, or $2,500, as determined by a 409A valuation report.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2022

NOTE 6. RELATED PARTY TRANSACTIONS (continued)

Steven Bartlett, Director

On January 10, 2022, as amended September 1, 2022, the Company entered into a services agreement with Flight Story Limited (“FSL”), a company controlled by Mr. Bartlett, whereby FSL will provide various services. Under the terms of the agreement, as amended FSL will be paid $30,000 per month. Further FSL has been granted a total of 1,000,000 non statutory stock options of which 300,000 vest on January 10, 2023, and a further 700,000 vest in accordance with certain performance based terms. During the year ended June 30, 2022, the Company recorded $530,137 as stock-based compensation in respect to the aforementioned option grant. During the year ended June 30, 2022, FSL was paid $109,178 for services rendered. In addition, R Agency, a marketing company also controlled by Mr. Bartlett was paid $88,459 in the year ended June 30, 2022, for services rendered. During the three months ended September 30, 2022, under the terms of the amended contract, FSL was paid $65,675 and the Company recorded an additional $283,562 as stock-based compensation.

On February 16, 2022, the Company entered into a Board of Directors Services Agreement with Steven Bartlett with a January 1, 2022 start date, whereunder Mr. Bartlett is to receive an annual fee of $37,500 paid in equal monthly installments over 12 months and was granted 125,000 non incentive stock options with an exercise price of $0.001 per share, vesting over a two (2) year period following the Vesting Start Date (January 1, 2022) with 12.5% of the Option Shares vesting on each three (3) month anniversary of the Vesting Start Date. During the year ended June 30, 2022, Mr. Bartlett was paid $18,750 under the terms of his contract and the Company recorded stock-based compensation expense of $115,312 in respect to 31,250 vested stock options. During the three months ended September 30, 2022, Mr. Bartlett was paid $9,375 under the terms of his contract, and the Company recorded stock-based compensation expense of $57,656 in respect to a further 15,625 options which vested during the quarter.

Poonacha Machaiah, Director

On July 16, 2021, the Company entered into an agreement with Poonacha Machaiah, in relation to his proposed appointment to the Board of Directors of the Company. Under the terms of the agreement, Mr. Machaiah is to receive an annual fee of $37,500 commencing January 1, 2022, paid in equal monthly installments over 12 months and was granted 125,000 non incentive stock options with an exercise price of $0.001 per share, vesting over a two (2) year period following the Vesting Start Date (December 28, 2021) with 12.5% of the Option Shares vesting on each three (3) month anniversary of the Vesting Start Date. During the year ended June 30, 2022, the company accrued $15,625 under the terms of his agreement, which amount is included in accounts payable, related parties, and the Company recorded stock-based compensation expense of $115,312 in respect to 31,250 vested stock options. During the three months ended September 30, 2022, the company accrued a further $9,375 under the terms of his agreement, which amount is included in accounts payable, related parties, and the Company recorded stock-based compensation expense of $57,656 in respect to 15,625 options which vested during the quarter.

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

At September 30, 2022 and June 30, 2022, Ms. Oelmann, through her controlled corporate entity, Trinity Holdings GmbH was owed advances totaling $2,935 (EUR3,000) by the Company’s wholly owned subsidiary, NOEO. In addition, at September 30, 2022 and June 30, 2022 a total of $959 (EUR980) is included in accounts payable, related parties, in respect to expense reimbursements owing to Ms. Oelmann.

 The Healing Company Inc.203615Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2022

NOTE 6. RELATED PARTY TRANSACTIONS (continued)

Kay Koplovitz, Chairperson of the Board

On March 23, 2022, the Board of Directors approved a Board Service Agreement (the “Agreement”) and appointed Kay Koplovitz to the Board of Directors and as Chairman of the Board effective April 1, 2022. Under the agreement to commence April 1, 2022, Ms. Koplovitz will be paid an annual fee of $50,000 for Director’s services (the “Director’s Fee”), which shall be payable quarterly, in arrears, as long as Director continues to fulfill her duties and provide the services. A total of $12,500 was accrued during the year ended June 30, 2022, in respect to this Agreement and is included in accounts payable, related parties. As further payment for the Director’s provision of the services the Company issued two-hundred fifty thousand (250,000) shares of restricted common stock to Ms. Koplovitz, subject to a restricted stock award agreement whereby the 250,000 shares shall vest ratably over the two (2) year period commencing on the Effective Date of the Agreement (“Vesting Start Date”) as follows: 1/8th of the total shares shall vest each quarter, such that 100% of the Shares shall be vested as of the second anniversary of the Vesting Start Date, provided that Director is still a Director for the Company on each such vesting date. During the year ended June 30, 2022, the Company recorded a total of $117,187 as stock-based compensation in respect to 31,250 vested stock awards.

During the three months ended September 30, 2022, the Company accrued an additional $12,500 in respect to Director’s services and recorded a further $117,187 as stock-based compensation in respect to a further 31, 250 vested stock awards.

Amit Kapur, CFO

On June 2, 2022, Mr. Amit Kapur entered into an at-will offer of employment whereunder he was appointed Chief Financial Officer with an annual base salary of $300,000. Under the terms of the agreement Mr. Kapur is eligible for discretionary annual bonuses as determined by the Board payable 75 days following the end of each calendar year. Further Mr. Kapur has been issued a total of 1,250,000 shares of restricted common stock, subject to a restricted stock award agreement, whereby 25% of such award vests on the one-year anniversary of June 6, 2022, and 1/36th each month thereafter, for which the Company has recorded stock-based compensation expense of $80,265 in the year ended June 30, 2022. During the three months ended September 30, 2022, the Company recorded stock based compensation expense of $295,376 in respect to stock awards vested during the quarter.

At September 30, 2022 $2,075 was payable to Mr. Kapur in respect to expense reimbursements.

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

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2022

NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

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

At such date and time as is specified by our board of directors in connection with, but prior to, the closing of the sale of shares of our common stock to the public in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act, and in connection with such offering the common stock is listed for trading on the Nasdaq Stock Market’s National Market, (i) all outstanding Seed Preferred Shares will automatically be converted into shares of common stock on a 1:1 (i.e., one share of Seed Preferred Shares for one share of common stock) basis, and (ii) such shares may not be reissued by the Company.

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

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2022

NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

Common Stock (Cont’d)

During the three months ended September 30, 2022, the Company issued a total of 3,700,000 stock awards to various individuals.

As at September 30, 2022 and June 30, 2022, the Company has a total of 47,704,920 and 44,004,920 shares of common stock issued and outstanding, respectively.

Seed Preferred Stock

During the fiscal year ended June 30, 2022, the Company entered into definitive agreements with non-U.S. persons to issue a total of 5,000,000 shares of Seed Preferred stock in private transactions (the “Transactions”). Under the terms of the Transactions, the Company agreed to sell an aggregate of 5,000,000 Seed Preferred Shares at $2.00 per share for proceeds of $10,000,000. As at September 30, 2022, the Company had received total proceeds of $9,320,000 and is awaiting shortfall payments from one subscriber totaling $680,000.

At September 30, 2022 and June 30, 2022, the Company had a total of 4,660,000 shares of Seed Preferred Stock issued and outstanding.

NOTE 9. STOCK BASED COMPENSATION

On June 10, 2022, the Company’s board of directors approved (i) The Healing Company Inc. 2022 Omnibus Equity Incentive Plan (the “2022 Plan”) and (ii) the granting, in general terms, of awards and options which were previously contractually agreed to be granted upon formal approval of the 2022 Plan (the “Awards”).

Stock Options and Stock Awards:

During fiscal 2022 and the three months ended September 30, 2022, the Company granted the following Stock options and Stock awards under its 2022 Plan:

Type	Role	Number of shares/options	Exercise Price /FMV	Vesting start Date	Vesting Schedule *	Term
Stock Award	Executive	1,250,000	$3.75	06/06/2022	A	N/A
Stock Award	Management	200,000	$3.75	04/04/2022	A	N/A
Stock Award	Executive Support	150,000	$3.75	11/27/2021	A	N/A
Stock Award	Executive	1,000,000	$3.75	09/01/2021	A	N/A
Stock Award	Management	250,000	$3.75	09/01/2021	F	N/A
Stock Award	Advisor	250,000	$3.75	04/01/2022	G	N/A
Stock Award	Executive	600,000	$3.75	07/05/2022	A	N/A
	Total	3,700,000

Stock Option	Management	1,000,000	$0.001	01/01/2022	A	10 years
Stock Option	Advisor	300,000	$0.001	09/01/2021	D	10 years
Stock Option	Recruitment Agency	16,250	$0.001	06/05/2022	B	10 years
Stock Option	Marketing Agency	275,000	$0.001	04/13/2022	C	10 years
Stock Option	Board Director	125,000	$0.001	12/28/2021	H	10 years
Stock Option	Board Director	125,000	$0.001	01/01/2022	H	10 years
Stock Option	Brand Strategy Advisor	125,000	$0.001	09/07/2021	I	10 years
Stock Option	IR/PR Agency	1,000,000	$0.001	01/10/2022	J	5 years
Stock Option	Chief Scientific Advisor	200,000	$0.001	12/28/2021	K	10 years
Stock Option	Marketing strategy	100,000	$0.001	08/01/2022	E	10 years
Stock Option	Financial Advisor	125,000	$0.001	09./01/2022	H	10 years
	Total	3,391,250

*Vesting Schedule:

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2022

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

K.	The Option Shares shall vest over a two (2) year period following the Vesting Start Date with 2% of the Option Shares vesting on each six (6) month anniversary of the Vesting Start Date.

The following table summarizes the Company’s stock award activities:

	Number of shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Nonvested at June 30, 2021	-	$-	-
Granted	3,100,000	$3.75	1.95
Vested	(218,750)	$3.75	-
Forfeited	-	$-	-
Nonvested at June 30, 2022	2,881,250	$3.75	1.66
Granted	600,000	$3.75	4.00
Vested	(583,333)	$3.75	-
Forfeited	-	-	-
Nonvested at September 30, 2022	2,897,917	$3.75	1.68

The Company recorded $1,885,381 as stock-based compensation expenses during the fiscal year ended June 30, 2022 and a further $1,033,404 in the three months ended September 30, 2022. Deferred compensation expense associated with unvested stock awards is $10,956,215 as of September 30, 2022. The weighted average period over which these costs are expected to be recognized is approximately 2 years.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2022

NOTE 9. STOCK BASED COMPENSATION (Continued)

 Stock Options and Stock Awards: (continued)

The following table summarizes the Company’s stock option activities:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at June 30, 2021	-	$-	-	$-
Granted	3,166,250	$0.001	10	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding at June 30, 2022	3,166,250	$0.001	7.60	$-
Granted	225,000	$0.001	10	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Options exercisable at September 30, 2022	685,000	$0.001	7.52	$-

The stock options were valued using Black-Scholes pricing model. The Black-Scholes pricing model applied the following assumptions: risk-free interest rate of 3.26%, expected term of 5 to 10 years, expected volatility of 62.49% and dividend yield of 0%.

The Company recorded $3,442,847 as stock-based compensation expenses during the fiscal year ended June 30, 2022 in respect to vested options and a further $795,020 during the three months ended September 30, 2022. Unamortized compensation expense associated with unvested stock options is $8,479,321 as of September 30, 2022. The weighted average period over which these costs are expected to be recognized is approximately 7.5 years.

NOTE 10. WARRANTS

Warrant to Purchase Seed Preferred Stock

On August 4, 2022, in accordance with a credit facility (ref: Note 11(h)) the Company issued to the Administrative Agent a seven-year warrant to purchase up to 1,300,123 shares of the Company’s Seed Preferred Stock at an exercise price of $2.00 per share. The stock warrants vested immediately and were valued using the Black-Scholes pricing model. The Black-Scholes pricing model applied the following assumptions: risk-free interest rate of 2.73%, expected term of 7 years, expected volatility of 62.56% and dividend yield of 0%. The Company recorded $3,627,980 as financing costs, included in professional and consulting fees, during the three months ended September 30, 2022.

Warrant to purchase Seed Preferred Stock transactions are summarized as follows:

	Number of shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Recognition Period (Years)
Balance, June 30, 2022	-	$-	-
Warrants issued	1,300,123	$2.00	7
Warrants expired	-	$-	-
Balance, September 30, 2022	1,300,123	$2.00	6.83

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2022

NOTE 10. WARRANTS

Warrant to Purchase Seed Preferred Stock (Cont’d)

Number of Warrants	Exercise Price ($)	Expiry Date
1,300,123	2.00	August 04, 2029

Warrant to Purchase Common Stock

On September 9, 2022, in conjunction with a Loan Purchase and Sale Agreement, (ref: Note 12 – Loan Purchase and Sale Agreement) the Company issued the Seller a warrant to purchase 1,500,000 restricted shares of the Company’s common stock at an exercise price of $2.00 per share. This warrant will begin to vest on the one-year anniversary of the closing of the purchase of the Loan with 12.5% of the Warrant amount (187,500 shares) vesting on that date and the remaining portion of the Warrant vesting in seven quarterly installments of 187,500 shares each over the next seven quarters. Vesting of the Warrant will be accelerated upon the occurrence of a sale or merger of the Company. The Warrant will terminate on the seventh anniversary of the closing date and will be subject to customary adjustments of the warrant price and number of shares for splits, stock dividends, recapitalizations and the like. The stock warrants were valued using Black-Scholes pricing model. The Black-Scholes pricing model applied the following assumptions: risk-free interest rate of 3.44%, expected term of 7 years, expected volatility of between 67.44% to 69.38% and dividend yield of 0%. The Company has valued the warrants as of the transaction date with a total value of $3,910,320, all of which remains unamortized as of the date of this report. The first tranche of warrants do not initially vest until the one year anniversary of the agreement date, and therefore there is no financial impact as a result of the warrant during the current reporting period ended September 30, 2022.

Transactions involving Warrants to purchase Common Stock are summarized as follows:

	Number of shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Recognition Period (Years)
Nonvested at June 30, 2022	-	$-	-
Granted	1,500,000	$2.00	7
Vested	-	-	-
Forfeited	-	-	-
Nonvested at September 30, 2022	1,500,000	$2.00	6.92

NOTE 11. COMMITMENTS

(a)

On November 15, 2021, with an effective date of November 27, 2021, the Company entered into an employment agreement with Kelly Zuar. Under the terms of the agreement, Ms. Zuar will fill the position of executive business partner, reporting to the Company’s CEO. The agreement provides for an annual salary of $105,000. Further, under the terms of the employment agreement, Ms. Zuar has been issued a total of 150,000 shares of restricted common stock at a fair market value of $3.75 per share, subject to a restricted stock award agreement for which the Company has recorded stock-based compensation expense of $83,219 in the year ended June 30, 2022 and a further $35,445 in the three months ended September 30, 2022.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2022

NOTE 11. COMMITMENTS (continued)

(b)

Effective December 28, 2021, the Company entered into a two-year Board Advisory Agreement with Deepak Chopra LLC for services to the Advisory Board of the Company. As consideration, Deepak Chopra LLC will receive $12,500 for each fiscal quarter. Additionally the Advisor has been granted 200,000 Non Statutory Stock options with a term of 10 years which vest as to 25% each 6 months over two years for exercise at $0.001 per share. The Company recorded stock-based compensation of $187,500 in respect to 50,000 options which vested during the year ended June 30, 2022. Further under the agreement, the Company is to make an annual donation to The Chopra Foundation for Fifty Thousand Dollars ($50,000.00), with the first annual donation to be paid within thirty (30) days of the date of execution of the agreement. The Company remitted the required donation in April 2022. During the three months ended September 30, 2022 the Company recorded a further $93,750 as stock-based compensation in respect to the granted options.

(c)

On January 1, 2022, the Company entered into an independent contractor agreement with KET Consulting LLC (“KET”) to provide various marketing services, brand and go-to-market strategy and other operational services at the direction of the Board and the CEO. The contract has an initial term of 18 months and is renewable by mutual consent for a further term. Compensation is $240,000 per annum commencing January 1, 2022, payable monthly in arrears. Additionally, the Advisor has been granted 1,000,000 Non-Statutory Stock options with a term of 10 years which vest as to 25% on the one year anniversary of January 1, 2022 and 1/36 each month thereafter, at an exercise at $0.001 per share. During the year ended June 30, 2022 and three months ended September 30, 2022 the Company recorded stock based compensation of $464,897 and $236,301, respectively.

(d)

The Company entered into a letter agreement dated January 18, 2022, with R Agency to provide public relations services. Consideration for the services to be provided are $15,750 per month commencing at the date of execution of the letter agreement. The agreement expired on July 16, 2022.

(e)

On March 23, 2022 the Company entered into an agreement with Mint Performance Marketing (“Mint”) for certain marketing services including development of an e-commerce strategy, paid social media, influencer marketing, affiliate marketing and other create services with a term of one year and fees payable within 15 days of invoice in the approximate amount of $35,000 for the identified scope of work. In addition, under the terms of the agreement Mint is entitled to a 5% share of any future Shopify s-store revenue associated with developed content, net of returns and promotions. During the year ended June 30, 2022, the founder of Mint was granted a total of 275,000 non statutory stock options, 100,000 of which vested on grant date, with a further 175,000 vesting upon the occurrence of reaching certain income targets with respect to certain direct to consumer marketing programs. During the year ended June 30, 2022 the Company recorded total stock based compensation of $375,000 in respect to the vested options.

(f)

On July 28, 2022, the Company entered into an agreement with Marketerhire LLC whereunder Marketerhire shall receive a minimum fee of $1,500 each four weeks for any individual talent engaged by the Company under the terms of the agreement. Further, under the terms of the agreement Marketerhire shall receive a buyout fee of $20,000 for each individual hired by the Company within 30 days thereof.

(g)

On August 1, 2022 the Company entered into a Consulting Agreement with RayRos Holdings LLC for an initial term of three months at a rate of $5,000 per month for marketing strategy and assessment and partnership development services focused on the wellness and healing sector. In addition, the Company granted a non statutory stock option to purchase 100,000 shares of common stock, exercisable at $0.001 per share to the founder, Mr. John Hoekman, which options vest quarterly as to 25% each quarter from grant date, August 1, 2022. During the three months ended September 30, 2022 the Company recorded a total of $46,875 as stock based compensation in respect to the aforementioned agreement.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2022

NOTE 11. COMMITMENTS (continued)

(h)

On August 4, 2022, The Healing Company Inc. and controlled subsidiary HLCO Borrower LLC (the “Company”) entered into a credit agreement (the “Agreement”) with certain lenders (the “Lenders”) who agreed to extend a credit facility to the Company consisting of up to $75,000,000 (which amount may be increased up to $150,000,000 in accordance with the terms of the Agreement) in aggregate principal amount of term loan commitments (“Term Loans”), the proceeds of which may be used to acquire assets that are deemed eligible by meeting certain criteria established by an administrative agent (the “Administrative Agent”) party to the Agreement.

Term Loans anticipated to be funded under the Agreement will be in a minimum principal amount of at least $400,000, bear an annual interest rate of 12% and will mature the earlier of 12 months following the final draw down under a Term Loan and a date on which an event of default, as defined in the Agreement, occurs. Term Loans will be repayable in full on their maturity dates and may be voluntarily prepaid in full (but not in part) at the option of the Company and prepaid on a mandatory basis on the sale of the assets underlying a particular Term Loan. Interest on any outstanding Term Loans will be paid monthly. The Company paid an upfront fee of $562,500 recorded as finance costs to the Administrative Agent for the benefit of the Lenders and will pay the Administrative Agent, for its own account, a quarterly fee of $12,500. Further the Company is paying a daily rate to the Lender in respect to undrawn funds to meet a minimum funding threshold until such time as funds drawn total $50M.

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

In connection with the transactions contemplated by the Agreement, the Company issued to the Administrative Agent a seven-year warrant to purchase, for its own account, up to 1,300,123 shares of the Company’s Seed Preferred Stock at an exercise price of $2.00 per share. The warrant was fully vested on issue date and was immediately expensed as financing costs. (ref: Note 10 - Warrants).

(i)

On September 1, 2022 the Company entered into a consulting agreement with Lee Forster for an initial term of 24 months, with automatic successive renewals unless otherwise terminated 30 days prior to the end of the current term, whereunder Mr. Forster shall act as an advisor to the Company on financing and fundraising efforts, growth opportunities, endorsements and other corporate strategy at a rate of $3,125 per month. In addition, the Company granted a non-statutory stock option to purchase 125,000 shares of common stock, exercisable at $0.001 per share to Mr., Forster, which options vest over a two (2) year period following the Vesting Start Date with 12.5% of the Option Shares vesting on each three (3) month anniversary of the Vesting Start Date. During the three months ended September 30, 2022 the Company recorded a total of $19,219 as stock based compensation in respect to the aforementioned agreement.

NOTE 12 – LOAN PURCHASE AND SALE AGREEMENT

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

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2022

NOTE 12 – LOAN PURCHASE AND SALE AGREEMENT (Cont’d)

The Company purchased the Loan to provide additional time for the negotiation of the Company’s acquisition of the assets of Your Super Company, which occurred subsequent to the quarter ended September 30, 2022 (ref: Note 13, Subsequent Events). The Loan acquired has been recorded on the balance sheets as “Other Assets” at its fair value of cash proceeds paid of $2,000,000. The Company has valued the warrants granted to CircleUp as of the transaction date, September 9, 2022, with a total value of $3,910,320 (ref: Note 10 - Warrants). The first tranche of warrants do not initially vest until the one year anniversary of the agreement date, or September 30, 2023. The value of the warrants will amortized ratably over the vesting period.

NOTE 13 - SUBSEQUENT EVENTS

On October 7, 2022, we entered into definitive agreements with one U.S. accredited investor and one non-U.S. person to issue a new tranche of our seed preferred stock, $0.001 par value per share (the “Seed Preferred Shares”), in a private placement (the “Offering”). Under the terms of the Offering, we agreed to sell an aggregate of 500,000 Seed Preferred Shares at $2.00 per share for aggregate proceeds of $1,000,000. The Seed Preferred Shares sold in the Offering are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act as not involving a public offering, and Regulations D and S, thereunder. The Offering was made without any form of general solicitation to sophisticated investors and with full access to any information requested by the investors regarding us and the Seed Preferred Shares. To date, we have received $100,000 of the $1,000,000 subscribed for Seed Preferred Shares.

On October 13, 2022, The Healing Company, Inc., a Nevada corporation (“HLCO”) and HLCO Borrower, LLC, a Delaware limited liability company (either being referred to as the “Buyer”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Your Super, Inc., a Delaware corporation (the “Seller”), and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the representative of the stockholders (the “Stockholders”) of the Seller (in such capacity, the “Stockholders’ Representative”), pursuant to which the Buyer agreed to acquire (the “Acquisition”) substantially all of the Seller’s right, title and interest in and to all of the assets, properties, rights, interests, claims and goodwill of the Seller, tangible and intangible, of every kind and description, including all of the capital stock of the subsidiaries of the Seller. The Seller is engaged in the business of manufacturing and marketing non-GMO and certified organic superfoods (the “Business”). It is on a mission to improve people’s health with the power of super plants. Under the Purchase Agreement, the total consideration to be paid by the Buyer for the Business and acquired assets at the closing (the “Closing”) of the transactions contemplated by the Purchase Agreement will consist of (i) 3,200,000 shares of HLCO common stock (the “Buyer Shares”) valued at $2.50 per share for an aggregate value of $8 million and (ii) the forgiveness of $7,614,444.40 of outstanding debt of the Seller owed to HLCO (the “Loan Obligation”). The Loan Obligation was originally an obligation of the Seller to CircleUp Credit Advisors LLC. HLCO acquired the Loan Obligation from CircleUp Advisors LLC on September 9, 2022, for cash consideration of $2,000,000 and a seven-year warrant to purchase up to 1,500,000 shares of HLCO common stock at an exercise price of $2.00 per share. The Buyer Shares are restricted securities and will also be subject to a contractual lock-up pursuant to which the holder(s) of the Buyer Shares will agree not to transfer any of the Buyer Shares for a three-year period, and then the Buyer Shares will be released from the lock-up in four equal quarterly installments beginning on the first day of the fiscal quarter beginning after the third anniversary of the Closing date and on the first day of each of the next three fiscal quarters, in accordance with the lock up provisions set forth in the Purchase Agreement. Under the Purchase Agreement, the Seller may distribute the Buyer Shares to the Stockholders after one year from the Closing, subject to the recipient Stockholders being subject to the original lock-up terms. The Buyer Shares carry no registration rights that require or permit the filing of any registration statement in connection with their issuance.

In connection with our acquisition of the assets of Your Super, Inc., on October 27, 2022, we received a $3 million loan under the i80 credit facility referenced above. As an inducement for the loan and for a waiver of certain terms of the credit facility with respect to this loan, we issued to the administrative agent for the credit facility an amended and restated warrant increasing the number of warrant shares from 1,300,123 shares of our seed preferred stock to 1,560,148 shares of this stock. In addition, Your Super HLCO LLC, our indirectly wholly owned subsidiary that we established to house the acquired assets of Your Super, Inc. and to run our new Your Super business, entered into a supplement to guarantee and collateral agreement with the administrative agent of the i80 credit facility pursuant to the terms of which, Your Super HLCO LLC pledged all of its assets to the administrative agent as collateral for the $3 million loan.

The Company’s management has reviewed all material subsequent events through the date these financial statements were issued in accordance with ASC 855-10.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains predictions, estimates and other forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on October 12, 2022, that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements

Forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Report. You should read this Report with the understanding that our actual future results may be materially different from what we expect.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended September 30, 2022 and the notes thereto appearing elsewhere in this Report and the Company’s audited financial statements for the fiscal year ended June 30, 2022, as filed with the SEC on Form 10-K on October 12, 2022.

General Overview

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

Our first acquisition, NOEO, is a German based company involved in direct-to-consumer brand focusing on adaptogenic herbs. Our products can be found at http://www.noeo.co. We are currently in the process of relocating these operations to the United States along with a rebranding effort.

Recent Developments

On October 13, 2022, we concluded the acquisition of the assets and business of Los Angeles based Your Super, Inc. in order to capitalize on two high-growth wellness sectors: superfoods and plant-based nutrition. Your Super ranked #1 in the food and beverage category on Inc.’s 2021 5,000 fastest growing company list, placing 25th overall with a three-year revenue growth of 11,477 percent and $180 million in cumulative revenue. Your Super is a next-gen industry leader in plant-based living. Your Super’s plant-based superfood and protein mixes contain 5-6 naturally dried superfoods. Superfoods are nutrient-rich foods considered to be high in micronutrients like vitamins, minerals, antioxidants, phytonutrients and enzymes, beneficial for health and well-being. Every ingredient is grown, harvested, 3rd party tested, and packaged 100% sustainably. The ingredients are certified organic, non-GMO certified, glyphosate-free, plant-based and gluten-free. Your Super products do not contain any sweeteners, stevia, artificial flavors, fillers, preservatives or additives.

On August 4, 2022, we entered into a credit agreement with certain lenders who agreed to extend a credit facility to us consisting of up to $150,000,000 in aggregate principal amount of term loan commitments, the proceeds of which may be used to acquire assets that are deemed eligible by meeting certain criteria established by an administrative agent party to the credit agreement.

In connection with our acquisition of the assets of Your Super, Inc., on October 27, 2022, we received a $3 million loan under the i80 credit facility referenced above. As an inducement for the loan and for a waiver of certain terms of the credit facility with respect to this loan, we issued to the administrative agent for the credit facility an amended and restated warrant increasing the number of warrant shares from 1,300,123 shares of our seed preferred stock to 1,560,148 shares of this stock. In addition, Your Super HLCO LLC, our indirectly wholly owned subsidiary that we established to house the acquired assets of Your Super, Inc. and to run our new Your Super business, entered into a supplement to guarantee and collateral agreement with the administrative agent of the i80 credit facility pursuant to the terms of which, Your Super HLCO LLC pledged all of its assets to the administrative agent as collateral for the $3 million loan.

Results of Operations

Three months Ended September 30, 2022, compared to the three months ended September 30, 2021

Revenue

The Company did not record any revenue during the three months ended September 30, 2022, and 2021.

Operating Loss

The Company had an operating loss of $6,675,703 for the three-month period ended September 30, 2022, as compared to an operating loss for the three-month period ended September 30, 2021, of $595,775. The substantial increase to our current period loss is a direct result of an increase in operational expenses of $6,079,928, consisting of increases to general and administrative expenses of $2,242,519, predominantly related to certain stock based compensation of $1,828,424 in the current period, an increase to professional and consulting fees of $3,467,474 all of which relates to the issuance of certain share purchase warrants in respect to a financing line valued at $3,627,980, and an increase to management fees of $369,935. These increased costs were a result of the Company’s decision to change its business direction and move to retain additional management and operational staff as well as legal and accounting staff to support its planned growth in the health and wellness sector.

The following table summarizes key items of comparison and their related increase for the three-month periods ended September 30, 2022 and September 30, 2021.

Three Months ended September 30, 2022 and 2021

	Three Months Ended		Change between the three-month periods ended September 30, 2022,
	September 30, 2022	September 30, 2021	and 2021
Net Revenue	$-	$-	$-

General and Administrative (includes stock based compensation of $1,828,424 for the three months ended September 30, 2022)	$2,248,655	$6,136	$2,242,519
Professional and Consulting Fees	4,057,113	589,639	3,467,474
Management Fees	369,935	-	369,935

Operating expenses	(6,675,703)	(595,775)	(6,079,928)
Loss from Operations	$(6,675,703)	$(595,775)	$(6,079,928)

Other Expenses

For the three months ended September 30, 2022, the Company recorded interest expenses of $604,662, including financing costs of $562,500 with respect to a newly acquired credit facility, with no comparable expense for the three months ended September 30, 2021.

Net Loss

The Company recorded a net loss of $7,280,365 at September 30, 2022 as compared to a net loss of $595,775 at September 30, 2021.

Statements of Cash Flows

September 30, 2022 and 2021

The following table summarizes our cash flows for the periods presented:

	September 30, 2022	September 30, 2021
Net cash used in operating activities	$(1,787,632)	$(392,145)
Net cash used in investing activities	(1,997,604)	-
Net cash provided by financing activities	-	392,145
Foreign Exchange Rate effect on cash	(259)	-
Increase (decrease) in cash	(3,785,495)	-
Cash end of period	$2,706,441	$-

Cash Used in Operating Activities

Net Cash used in operating activities for the three months ended September 30, 2022 was $1,787,632 as compared to $392,145 of cash used by operating activities in the three months ended September 30, 2021.

Changes in operating activities in the three months ended September 30, 2022, include an increase in accounts payable and accrued expenses of $108,145, an increase to related party payables of $29,255, a decrease to other current liabilities of $33, an increase to prepaid expenses of $101,038, and non-cash adjustments including stock based compensation of $1,828,424 and warrants issued for financing costs of $3,627,980 offset by our net loss of $7,280,365. Changes in operating activities in the three months ended September 30, 2021, included an increase in accounts payable and accrued expenses of $143,630 and an increase of $60,000 in accounts payable and accrued expenses – related party, combined with a net loss of $595,775 for total cash used in operating activities of $392,145.

Cash provided by Investing Activities

During the three months ended September 30, 2022, investing activities provided net cash of $1,997,604, which was comprised of other assets in the amount of $2,000,000 offset by a decrease in intangible assets of $2,396. During the three months ended September 30, 2021, there were no investing activities.

Cash Provided by Financing Activities

During the three months ended September 30, 2021 the Company received advances from related parties in the amount of $392,145 with no comparable activity during the three month period ended September 30, 2022.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2022, reflects current assets of $4,893,017 consisting of $2,706,441 cash on hand and prepaid expenses of $186,576. We had working capital of $4,297,339 (June 30, 2022- $6,107,031) and have reported accumulated losses to date of $15,871,290. We have unfunded subscriptions totaling $1,580,000 at the date of this report with respect to an offering of Seed Preferred Shares and expect to receive those funds in the quarter ended December 31, 2022. The Company has commenced operations in the wellness sector. During the three months ended September 30, 2022, the Company has entered into a credit agreement with certain lenders who agreed to extend a credit facility to the Company consisting of up to $75,000,000 (which amount may be increased up to $150,000,000 in accordance with the terms of the Agreement) in aggregate principal amount of term loan commitments, the proceeds of which may be used to acquire assets that are deemed eligible by meeting certain criteria. Subsequent to September 30, 2022, the Company finalized an acquisition of target operations with substantive recurring revenue in the wellness sector, the results of which will be reflected in the quarter ended December 31, 2022. The Company believes that upon receipt of the subscription proceeds there will be sufficient working capital to enable the Company to carry out its stated plan of operation for the next twelve months.

Going Concern

The Company has working capital of $4,297,339 at September 30, 2022. During the year ended June 30, 2022, the Company entered into private placement subscription agreements to raise a total of $10 million by sale of seed preferred stock at $2 per share, of which the Company has collected $9,320,000, with the remaining $680,000 expected to be collected in the second quarter of fiscal 2023. The Company has commenced operations in the wellness sector. During the three months ended September 30, 2022, the Company has entered into a credit agreement with certain lenders who agreed to extend a credit facility to the Company consisting of up to $75,000,000 (which amount may be increased up to $150,000,000 in accordance with the terms of the Agreement) in aggregate principal amount of term loan commitments, the proceeds of which may be used to acquire assets that are deemed eligible by meeting certain criteria. Subsequent to September 30, 2022, the Company finalized an acquisition of target operations with substantive recurring revenue in the wellness sector, the results of which will be reflected in the quarter ended December 31, 2022. The Company also entered into subscription agreements for the sale of an additional 500,000 shares of seed preferred stock at $2 per share of which $100,000 has been collected to date. The continuation of the Company as a going concern is dependent upon the ability to attain profitable operations from the Company’s future planned business operations and sufficient financing to carry out those plans. If the Company is unable to obtain adequate capital as needed, or conduct revenue generating operations, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

COVID-19 Pandemic

While it appears the COVID-19 pandemic has subsided, the impact of COVID-19 could continue to have an adverse impact on the Company going forward. COVID-19 has caused significant disruptions to the global financial markets, which may severely impact the Company’s ability to raise additional capital and to pursue certain acquisitions. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report and is highly uncertain and subject to change. The Company is not able to estimate the potential effects of the COVID-19 outbreak on its operations or financial condition for the next 12 months. There are no assurances that the Company will be able to meet its obligations, raise funds or conclude the acquisition of identified businesses.

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

CASH AND CASH EQUIVALENTS - For purposes of Statements of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2022 and June 30, 2022 the Company had $2,453,398 and $6,241,937 in excess of the FDIC insured limit, respectively.

INTANGIBLE ASSETS - The Company generally recognizes assets for brand recognition, trade secret product formulations, and intellectual property such as finite-lived trade names. Finite-lived intangible assets are carried at acquisition cost less accumulated amortization. Such amortization is recorded on a straight-line basis over the estimated useful lives of the respective assets. Amortization for trade names is recognized in sales and marketing expenses. In the year ended June 30, 2022, the Company recorded assets acquired from the acquisition of NOEO of approximately $141,925 and expended a further $10,714 on trademark registration. Intangible assets acquired with NOEO included intellectual property and trademarks, an ecommerce website and branding recognition. The Company initially records acquired intangible assets at their estimated fair values and management reviews these assets periodically for impairment. During the year ended June 30, 2022, the Company recorded impairment of intangible assets of $138,366. As of September 30, 2022, intangible assets on the balance sheet totaled $8,318, net of the costs of a previous filed trademark application abandoned in the quarter in the amount of $2,396.

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

Subsequent Events

On October 7, 2022, we entered into definitive agreements with one U.S. accredited investor and one non-U.S. person to issue a new tranche of our seed preferred stock, $0.001 par value per share, in a private placement. Under the terms of this private placement, we agreed to sell an aggregate of 500,000 shares of our seed preferred stock at $2.00 per share for aggregate proceeds of $1,000,000. To date, we have received $100,000 of the $1,000,000 aggregate amount of the subscribed for shares.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of September 30, 2022, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

Please refer to the disclosure contained in “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on October 12, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and/or were not previously reported in a Current Report on Form 8-K filed by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
2.1

Asset Purchase Agreement, dated as of October 13, 2022, by and among The Healing Company Inc., HLCO Borrower, LLC, Your Super, Inc., and Shareholder Representative Services LLC (incorporated by reference to our Current Report on Form 8-K filed on October 18, 2022)

3.1

Certificate of Amendment filed with the Nevada Secretary of State on October 7, 2021, to include the Amended and Restated Articles of Incorporation (incorporated by reference to our Annual Report on Form 10-K filed on October 12, 2022).

3.2	Certificate of Amendment filed with the Nevada Secretary of State on July 19, 2022 (incorporated by reference to our Current Report on Form 8-K filed on July 25, 2022)
3.3	Amended and Restated By-laws (incorporated by reference to our Annual Report on Form 10-K filed on October 12, 2022).
4.1*	Amended and Restated Warrant dated August 4,2022 issued to Westmount Group LLC
10.1

Credit Agreement dated August 4, 2022 by and among the Registrant, HLCO Borrower, LLC and certain other persons party thereto (incorporated by reference to our Annual Report on Form 10-K filed on October 12, 2022)

10.2

Guarantee and Collateral Agreement dated August 4, 2022 by and among the Registrant, HLCO Borrower, LLC and certain other persons party thereto (incorporated by reference to our Annual Report on Form 10-K filed on October 12, 2022)

10.3

Loan Purchase and Sale Agreement dated September 9, 2022, by and between The Healing Company Inc. and CircleUp Credit Advisors LLC (incorporated by reference to our Current Report on Form 8-K filed on September 21, 2022)

10.4	Form of Employment Agreement by and between Your Super HLCO LLC and Michael Kuech (incorporated by reference to our Current Report on Form 8-K filed on October 18, 2022)
10.5	Form of Consulting Agreement by and between Your Super HLCO LLC and Kristel De Groot (incorporated by reference to our Current Report on Form 8-K filed on October 18, 2022)
10.6*	Supplement to Guarantee and Collateral Agreement dated as of August 4, 2022 between Your Super HLCO LLC and Westmount Group, LLC
10.7*	Limited Waiver to Credit Agreement originally dated August 4, 2022, as of October 27, 2022
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*

Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*

Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications
32.1*	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32.2*	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS	INLINE XBRL INSTANCE DOCUMENT (THE INSTANCE DOCUMENT DOES NOT APPEAR IN THE INTERACTIVE DATA FILE BECAUSE ITS XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT)
101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104	COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HEALING COMPANY INC.

Date: November 15, 2022	By:	/s/ Simon Belsham
Simon Belsham
Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2022	By:	/s/ Amit Kapur
Amit Kapur
Principal Financial and Accounting Officer

