Form 10-Q
period 2022-12-31
Healing Co Inc.
filed 2023-02-28
CIK 1441082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

_____________________________________________________________

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

As of February 28, 2023, there were 50,979,920 shares of the registrant’s common stock issued and outstanding.

The Healing Company Inc.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

3

The Healing Company Inc.

Condensed Consolidated Balance Sheets

(Stated in U.S. Dollars)

(in thousands, except share and per share amounts)

(Unaudited)

	December 31, 2022	June 30, 2022
		(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$4,308	$6,492
Accounts receivable, net	414	-
Prepaid expenses	664	85
Inventory, net	4,111	-
Advances to vendors	123	-
Other current assets	10	-
Total Current Assets	9,630	6,577

Property and equipment	66	-
Intangible assets, net	2,183	11
Goodwill	3,767	-
Security deposits	3	-
Deferred income tax	5	-
Total Assets	$15,654	$6,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	6,451	256
Accounts payable – related party	142	38
Contract liabilities	1,043	-
Loan	3,000	-
Loan payable – related party	169	165
Advances payable – related parties	3	3
Other current liability	404	8
Sales tax payable	73	-
Total Current Liabilities	11,285	470

Total Liabilities	$11,285	$470

Stockholders’ Equity
Preferred Shares – 10,000,000 authorized, $0.001 par value
Seed Preferred Shares, 7,800,000 designated, $0.001 par value, of which 4,710,000 and 4,660,000 are issued and outstanding as of December 31, 2022, and June 30, 2022, respectively	$5	$5
Common Shares – 290,000,000 authorized, $0.001 par value, 50,904,920 and 44,004,920 shares issued and outstanding as at December 31, 2022 and June 30, 2022, respectively	51	44
Additional Paid in Capital	33,670	14,653
Deferred compensation	(10,083)	-
Accumulated Deficit	(18,895)	(8,591)
Other Comprehensive (Loss) Income	(379)	7
Total Stockholders’ Equity	4,369	6,118
Total Liabilities and Stockholders’ Equity	$15,654	$6,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Healing Company Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Stated in U.S. Dollars)

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2022	2021	2022	2021
Revenue	$2,374	$-	$2,374	$-
Cost of revenue	1,479	-	1,479	-
Gross profit	895	-	895	-

Operating expenses
Advertising and marketing	340	-	340	-
Shipping and logistics	296	-	296	-
General and Administrative	2,900	28	5,149	34
Professional and Consulting fees	1,032	302	5,089	891
Management fees	401	154	771	154
Total operating expenses	4,969	484	11,645	1,079

Other income (expenses)
Interest expenses, net	(336)	-	(940)	-
Foreign currency gain, net	372	-	372	-
Other income (expense)	1,014	-	1,014	-
Total other income (expense)	1,050	-	446	-

(Loss) from Operations before provision for income tax	(3,024)	(484)	(10,304)	(1,079)

Provisions for income taxes	-	-	-	-

Net (loss)	$(3,024)	$(484)	$(10,304)	$(1,079)

Other comprehensive income (expense)
Foreign currency translation adjustment	(398)	-	(387)	-
Total comprehensive income (loss)	$(3,422)	$-	$(10,691)	$-

Basic and Diluted Loss Per Common Share	$(0.06)	$(0.01)	$(0.22)	$(0.03)

Weighted average number of common shares used in per share calculations	50,452,747	44,000,000	47,307,106	44,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Healing Company Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

 (Stated in U.S. Dollars)

(in thousands, except share and per share amounts)

(Unaudited)

	Seed Preferred Stock		Common Stock		Additional Paid-in	Deferred	Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	(Deficit)
Balance June 30, 2022	4,660,000	$5	44,004,920	$44	$14,653	$-	$7	$(8,591)	$6,118
Issuance of stock awards	-	-	3,700,000	4	11,986	(11,990)	-	-	-
Stock based compensation – stock awards	-	-	-	-	-	1,033	-	-	1,033
Stock based compensation – stock options	-	-	-	-	795	-	-	-	795
Warrants issued as financing cost	-	-	-	-	3,628	-	-	-	3,628
Loss- for the period	-	-	-	-	-	-	-	(7,280)	(7,280)
Foreign Currency Translation	-	-	-	-	-	-	12	-	12
Balance September 30, 2022	4,660,000	$5	47,704,920	$48	$31,062	$(10,957)	$19	(15,871)	$4,306

Issuance of Seed Preferred Stock for cash	50,000	-	-	-	100	-	-	-	100
Stock based compensation – stock awards	-	-	-	-	-	874	-	-	874
Stock based compensation – stock options	-	-	-	-	880	-	-	-	880
Stock and warrants issued under acquisition agreement	-	-	3,200,000	3	1,180	-	-	-	1,183
Vested warrants under debt settlement	-	-	-	-	24	-	-	-	24
Additional warrants issued as financing cost	-	-	-	-	424	-	-	-	424
Loss- for the period	-	-	-	-	-	-	-	(3,024)	(3,024)
Foreign Currency Translation	-	-	-	-	-	-	(398)		(398)
Balance December 31, 2022	4,710,000	$5	50,904,920	$51	$33,670	$(10,083)	$(379)	(18,895)	$4,369

	Seed Preferred Stock		Common Stock		Additional Paid-in	Deferred	Other Comprehensive	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	(Deficit)
Balance June 30, 2021	-	$-	44,000,000	$44	$-	-	-	$(327)	$(283)
Loss-- for the period	-	-	-	-	-	-	-	(595)	(595)
Balance September 30, 2021	-	$-	44,000,000	$44	$-	-	-	(922)	$(878)
Issuance of Seed Preferred Stock for cash	325,000	$-			650	-	-	-	650
Loss for the period	-	-	-	-	-	-	-	(484)	(484)
Balance December 31, 2021	325,000	$-	44,000,000	$44	$650	-	-	$(1,406)	(712)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Healing Company Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

 (Stated in U.S. Dollars)

	For the six months ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,304)	$(1,080)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	79	-
Stock-based compensation	3,582	-
Warrants issued as financing cost	4,052	-
Gain on settlement of debt	(1,060)	-
Foreign currency gain	(326)	-
Change in deferred income taxes	-	-
Change in operating assets and liabilities:
Vendor cash advances	181	-
Prepaid expenses	102	-
Accounts receivable	482	-
Sales tax payable	(48)
Inventories	712	-
Accounts payable	(1,190)	56
Accounts payable and accrued expenses – related party	77	65
Subscription payable	-	1,000
Contract liabilities	81	-
Net cash (used in) provided by operating activities	(3,580)	41

Cash flows from investing activities:
Cash acquired under acquisition	322	-
Payment under acquisition	(2,000)	-
Refund on trademark registration	2	-
Security deposits	(1)	-
Net cash used in investing activities	(1,677)	-

Cash flows from financing activities:
Proceeds from sale of Seed Preferred Stock	100	650
Advances payable – related parties	4	424
Proceeds from loan payable	3,000	-
Net cash provided by financing activities	3,104	1,074

Effect of exchange rate changes on cash and cash equivalents	(31)	-
Net (decrease) increase in cash and cash equivalents	(2,184)	1,115
Cash and cash equivalents at beginning of period	6,492	-
Cash and cash equivalents at end of period	$4,308	$1,115

Supplemental cash flow information:
Cash paid for interest	$128	$-
Cash paid for income taxes	$-	$-

Supplemental Non-Cash Investing and Financing Information:
Net assets acquired from acquisition (excluding cash)	$(3,144)	$-
Intangible assets acquired from acquisition	$2,238	$-
Goodwill	$3,767	$-
Debt settled with common stock warrant	$472	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2022

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Historical Information

The Healing Company Inc. (formerly “Lake Forest Minerals) a Nevada corporation, (hereinafter referred to as the “Company”) was incorporated in the State of Nevada on June 23, 2008. The Company was originally formed to engage in the acquisition, exploration and development of natural resource properties of merit.

Currently, the Company is an emerging health and wellness company that has identified the need for a change to healthcare, where conventional medicine and alternative healing can both be drawn on to provide a world of integrated healing encompassing conventional medicine and alternative medicine.

With the acquisition of NOEO GmbH on March 10, 2022, and the recent onboarding of a management team to undertake operations, the Company commenced operations in the health and wellness sector.

Current Information

During January 2021, the Company’s then sole officer and director, Mr. Jeffrey Taylor sold his 32,000,000 shares of common stock of the Company, representing 73% of the issued and outstanding shares, to certain third parties in a series of private transactions for cash consideration of $300,000. Concurrently Mr. Taylor resigned all positions and Mr. Larson Elmore was appointed to fill ensuing vacancies.

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

On April 29, 2021, the sole director and the Company’s majority shareholder approved a name change of our Company from Lake Forest Minerals Inc. to The Healing Company Inc.

Concurrently, the board and majority shareholder approved a resolution to effect a forward stock split of the Company’s authorized and issued and outstanding shares of common stock on a four (4) new shares for one (1) share held. Upon effectiveness of the forward split, our authorized capital became 300,000,000 shares of stock and our issued and outstanding shares of common stock increased from 11,000,000 to 44,000,000 shares of common stock, all with a par value of $0.001. The Certificate of Amendment to effect the forward split and the change of name was filed with the Nevada Secretary of State on April 29, 2021. The name change and forward stock split were subsequently reviewed and approved by the Financial Industry Regulatory Authority (FINRA) with an effective date of June 2, 2021. The impact of the forward split has been retroactively applied to all share and per share information contained herein.

On October 7, 2021, the sole director and majority shareholder approved the adoption of the Company’s Amended and Restated Articles of Incorporation, which replace the Company’s prior articles of incorporation in their entirety. Among other things, the Amended and Restated Articles of Incorporation authorized us to issue (a) 290,000,000 shares of common stock, $0.001 par value per share and (b) 10,000,000 shares of preferred stock, $0.001 par value per share, and establish 5,000,000 Seed Preferred Shares as a first series of such preferred stock.

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

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2022

On March 10, 2022, the Company entered into and closed a share purchase agreement with Anabel Oelmann pursuant to which the Company acquired 100% of the issued and outstanding capital stock of NOEO GmbH, a German company (“NOEO”), involved in direct-to-consumer brand focusing on adaptogenic herbs and currently focused on three key products which include joint, memory and digestive complexes derived from mushrooms, in exchange for cash consideration of EUR25 (USD$30). Ms. Oelmann is a director of the Company and the sole shareholder of NOEO. On closing, NOEO became a wholly owned subsidiary of the Company, and the Company exited from shell status.

On March 23, 2022, the Board of Directors appointed Kay Koplovitz to the Board of Directors and as Chairman of the Board effective April 1, 2022.

On June 6, 2022, Mr. Elmore resigned his remaining officer positions and Mr. Amit Kapur was appointed CFO, Secretary and Treasurer.

On July 8, 2022, the Company’s board of directors and shareholders holding a majority of the Company’s  common stock approved an amendment to our Amended and Restated Articles of Incorporation, as amended and restated on October 7, 2021, to increase the Preferred Shares designated as Seed Preferred Stock from 5,000,000 authorized shares of Seed Preferred Stock to 7,800,000 shares of Seed Preferred Stock. The increase to the authorized shares has been retroactively impacted.

On July 27, 2022, the Company incorporated a Nevada Corporation, NOEO, Inc. and has commenced the process of transferring the assets of NOEO GMBH to the Nevada corporation where it will undertake the expansion of the business in North America. Currently the Company is in the process of rebranding the NOEO product line in accordance with North American labeling standards and best practices. As of December 31, 2022 the Company was in the process of shuttering the GMBH and transferring all assets to a controlled US based entity.

On August 4, 2022, the Company entered into a credit agreement (the “Agreement”) with certain lenders (the “Lenders”) who agreed to extend a credit facility to the Company consisting of up to $75 million (which amount may be increased up to $150 million in accordance with the terms of the agreement) in aggregate principal amount of term loan commitments (“Term Loans”), the proceeds of which may be used to acquire assets that are deemed eligible by meeting certain criteria established by an administrative agent (the “Administrative Agent”) party to the Agreement. Further, in accordance with the terms of the Agreement, the Company issued 1,300,123 fully vested warrants for the seed preferred stock exercisable for period of seven (7) years at an exercise price of $2.00 per share to the Administrative Agent.

On September 9, 2022, the Company entered into a loan purchase and sale agreement with CircleUp Credit Advisors LLC ( “CircleUp”) pursuant to which it agreed to purchase from CircleUp all loans and loan accommodations (the “Loan”) made by CircleUp to Your Superfoods, Inc. and Your Super, Inc. (together, “Your Super Company”) in the approximate amount of $7.6 million. Pursuant to the terms of the agreement, as consideration for purchase of the Loan, the Company made a cash payment of $2 million to CircleUp and issued CircleUp a warrant to purchase 1,500,000 restricted shares of the Company’s common stock vesting as to 12.5% on the one year anniversary of issuance and for the seven quarters thereafter.

On September 27, 2022, the Company issued 3,700,000 shares of unregistered, restricted common stock to various officers, directors and consultants of the Company in accordance with certain stock award agreements.

On October 13, 2022, the Company and its 100% controlled subsidiary, HLCO Borrower, LLC entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Your Super, Inc., a Delaware corporation (the “Seller”), and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the representative of the stockholders (the “Stockholders”) of the Seller (in such capacity, the “Stockholders’ Representative”), pursuant to which the Buyer agreed to acquire (the “Acquisition”) substantially all of the Seller’s right, title and interest in and to all of the assets, properties, rights, interests, claims and goodwill of the Seller, tangible and intangible, of every kind and description, including all of the capital stock of the subsidiaries of the Seller. The Seller was engaged in the business of manufacturing and marketing non-GMO and certified organic superfoods (the “Business”). Under the Purchase Agreement, the total consideration to be paid by the Buyer for the Business and acquired assets at the closing (the “Closing”) of the transactions contemplated by the Purchase Agreement consisted of (i) 3,200,000 shares of HLCO common stock valued at $2.50 per share for an aggregate value of $8 million and (ii) the forgiveness of $7.6 million of outstanding debt of the Seller owed to the Company  (the “Loan Obligation”).

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2022

In connection with our acquisition of the assets of Your Super, Inc., on October 27, 2022, the Company received a $3 million loan under Agreement referenced above. As an inducement for the loan and for a waiver of certain terms of the credit facility with respect to this loan, we issued to the Administrative Agent for the credit facility an amended and restated warrant increasing the number of warrant shares from 1,300,123 shares of our seed preferred stock to 1,560,148 shares of this stock. In addition, Your Super HLCO LLC, our indirectly wholly owned subsidiary that we established to house the acquired assets of Your Super, Inc. and to run our new Your Super business, entered into a supplement to guarantee and collateral agreement with the Administrative Agent of the Agreement pursuant to the terms of which, Your Super HLCO LLC pledged all of its assets to the Administrative Agent as collateral for the $3 million loan.

Basis of Presentation

These condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”). The Company’s fiscal year end is June 30. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The unaudited financial statements for the three and six months ended December 31, 2022, are not necessarily indicative of the results for the remainder of the fiscal year. As such, the information included in the condensed consolidated financial statements for the three and six months ended December 31, 2022, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Form 10-K for the Company’s fiscal year ended June 30, 2022, as filed with the Securities and Exchange Commission (“SEC”).

Going Concern

The Company had a working capital deficit of $1.7 million at December 31, 2022. During the year ended June 30, 2022, the Company entered into private placement subscription agreements to raise a total of $10 million by the sale of seed preferred stock at $2 per share, of which the Company has collected $9.32 million, with the remaining $0.68 million expected to be collected in fiscal 2023. The Company sold an additional 50,000 shares of seed preferred stock at $2 per share of which $0.1 million has been collected to date. The Company has commenced operations in the wellness sector initially through the acquisition of NOEO and more recently with the acquisition of the Your Super assets. During the six months ended December 31, 2022, the Company entered into the Agreement (a credit agreement with certain lenders who agreed to extend a credit facility to the Company consisting of up to $75 million (which amount may be increased up to $150 million in accordance with the terms of the Agreement) in aggregate principal amount of term loan commitments), the proceeds of which may be used to acquire assets that are deemed eligible by meeting certain criteria. In October 2022, the Company finalized the acquisition of the Your Super assets with substantive recurring revenue in the wellness sector, the results of which are reflected in the quarter ended December 31, 2022. The continuation of the Company as a going concern is dependent upon the ability to attain profitable operations from the Company’s future planned business operations and sufficient financing to carry out those plans. If the Company is unable to obtain adequate capital as needed, or conduct revenue generating operations, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

COVID-19 Pandemic and other factors

While it appears the COVID-19 pandemic has subsided and the global economy is focused on recovery, the impact of COVID-19 could continue to have an adverse impact on the Company going forward. COVID-19 caused significant disruptions to the global financial markets, which may continue to impact the Company’s ability to raise additional capital and to pursue certain acquisitions. Additional factors which may impact the Company’s ongoing operations include inflation, potential supply chain issues as a result of the aforementioned recovery from the COVID-19 pandemic, the recent war in the Ukraine, climate change and others. These events may have serious adverse impact on domestic and foreign economies which may impact the Company’s operations as a result of a variety of factors including the potential for reduced consumer spending.  The Company is unable to predict the ongoing impact of these factors on the Company’s consolidated financial operations. There are no assurances that the Company will be able to meet its obligations, raise funds or conclude the acquisition of identified businesses.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2022

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of The Healing Company, Inc. and its 100% controlled subsidiaries, NOEO GmBH, NOEO, Inc., HLCO Borrower LLC, Your Super HLCO, LLC and the Your Super HLCO, LLC subsidiaries. All significant intercompany balances and transactions have been eliminated. “The Healing Company”, the “Company”, “we”, “our” or “us” is intended to mean The Healing Company, including the subsidiaries indicated above, unless otherwise indicated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of its assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and the Company includes any revisions to its estimates in its results for the period in which the actual amounts become known. Significant estimates in the period include the preliminary purchase price allocation with respect to the acquisition of the assets and liabilities of Your Super Inc, .the allowance for doubtful accounts on accounts and other receivables, inventory allowance and impairment, valuation and useful lives of fixed assets, valuation of common stock and stock warrants, stock option valuations, imputed interest on due to related parties, and deferred tax valuation allowance.

Foreign Currency Translation and Transactions

The reporting currency of the Company is the U.S. dollar. The functional currencies of the Company’s Germany and Netherlands subsidiaries are the local currencies. The assets and liabilities of foreign subsidiaries are translated using exchange rates in effect at the consolidated balance sheet date. Revenues and expenses are translated using the average exchange rates prevailing during the period. Exchange-rate differences resulting from translation adjustments are accounted for as a component of accumulated other comprehensive loss. Borrowings in foreign currencies are recorded at the rate of exchange at the time of the transaction and are adjusted for any exchange rate gains or losses as of the balance sheet date.

Translation of amounts from Euro into US$ has been made at the following exchange rates for the periods December 31, 2022 and June 30, 2022:

	December 31, 2022	June 30, 2022
Period-end Euro: US$ exchange rate	$1.0704	$1.0476
Period average Euro: US$ exchange rate	$1.0535	$1.0725

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated, as the case may be, at the rate on the date of the transaction and included in the results of operations as incurred.

•	Comprehensive Income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of changes in shareholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2022

Cash and Cash Equivalents

The Company defines cash and cash equivalents as highly liquid investments with original maturities of 90 days or less at the time of purchase. The Company also considers amounts in transit from payment processors for customer credit card and debit card transactions to be cash and cash equivalents. At December 31, 2022 and June 30, 2022, the Company’s cash and cash equivalents consisted primarily of cash held in checking accounts, and payment in transit from payment processors for customer credit card and debit card transactions. As of December 31, 2022 and June 30, 2022, the cash and cash equivalent was $4.3 million and $6.5 million, respectively.

Concentration of Risk

Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents. The Company maintains substantially all of its cash and cash equivalents with three financial institutions, which, at times, may exceed federally insured limits. The Company has not incurred any losses associated with this concentration of deposits.

The Company currently has bank deposits with financial institutions in the U.S. which exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000, so there were cumulative uninsured balances of $3,303 and $6,242 in the parent and its US based subsidiaries as of December 31, 2022 and June 30, 2022, respectively. There were no uninsured bank deposits with a financial institution outside the U.S. All uninsured bank deposits are held at high quality credit institutions.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated net of an allowance for doubtful accounts. When management becomes aware of circumstances that may decrease the likelihood of collection to a point where a receivable is no longer probable of being collected, it records an allowance against amounts due, which reduces the receivable to the amount that management reasonably believes will be collected. For all other customers, management determines the adequacy of the allowance based on historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss associated with specific accounts. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2022 and June 30, 2022, the allowance for doubtful accounts amounted to $485 and $0, respectively.

Inventories

Inventories consist primarily of raw materials, work-in-process (blended superfood powder) and finished goods. Finished goods and work-in-process include direct material, third-party blender, and other overhead costs involved in manufacturing for e-commerce sales. The Company values inventory using the standard costing method whereunder product costs are allocated based on standard rates for materials, labor, and overhead. The Company analyses actual costs at regular intervals and accounts for any variance in its costs of goods sold. Inventories are stated at the lower of cost or net realizable value, with cost determined using the first-in first-out method. Inventories have been reduced by an allowance for excess, obsolete and unsaleable inventories. The allowance is an estimate based on our management’s review of inventories on hand compared to estimated future usage and sales. The Company performs cycle counts of inventories at its warehouse and distribution center throughout the year. An allowance for inventory shrinkage is established for estimated inventory shrinkage since the last physical inventory date through the reporting date.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization, and depreciated over their estimated lives using the straight-line method. The useful lives of leasehold improvements are determined by the economic useful lives of the assets or the term of the leases, whichever is shorter.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2022

Depreciation and amortization is provided for by the straight-line method over the estimated useful lives as follows:

Property and Equipment	Estimated Useful Life
Computer and other equipment	3-7 years
Office furniture and fixtures	5-7 years
Leasehold improvements	Shorter of lease or useful life

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Business Combinations

The Company accounts for business combinations using the purchase method of accounting. The purchase method requires the Company to determine the fair value of all acquired assets, including identifiable intangible assets and all assumed liabilities. The total cost of acquisitions is allocated to the underlying identifiable net assets, based on their respective estimated fair values. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and the utilization of independent valuation experts, and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates and asset lives, among other items.

Goodwill and Intangibles

Goodwill represents the excess of the purchase price over the fair market value of the net assets (including intangibles) acquired on October 13, 2022. The Company has implemented the Business Combinations Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other. Goodwill and tradename are deemed to have an indefinite life, customer/distributor relationships  have a definite life of approximately 5 years and non-compete provisions with key employees have a definite life of approximately 4 years. Goodwill and indefinite life intangible assets are not amortized but are subject to, at a minimum, annual impairment tests.  The Company expenses costs to maintain or extend intangible assets as incurred.

The Company reviews intangible assets (with a definite life), excluding goodwill and tradenames, for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable.  We measure the recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets are expected to generate.  If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value of the asset exceeds its fair value.  There were no impairments for the periods presented.

The Company tests goodwill, accreditation and trade names for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired.  There were no goodwill, accreditation or trade names impairments for the periods presented.  Amortization of customer relationships and non-compete agreements on a straight-line basis totaled $63 in the three month period ended December 31, 2022

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets for impairment, other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. The Company had no long-lived asset impairments as of December 31, 2022 and June 30, 2022, respectively.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2022

Contract assets

In accordance with ASC 606-10-45-3, contract asset is when the Company’s right to payment for goods and services already transferred to a customer if that right to payment is conditional on something other than the passage of time. The Company will recognize a contract asset when it has fulfilled a contract obligation but must perform other obligations before being entitled to payment.

There were no contract assets at December 31, 2022 and June 30, 2022.

Contract liabilities

Deferred revenue, a contract liability, primarily consists of arrangement consideration collected in advance of order fulfillment and unsatisfied obligations related to outstanding loyalty points. The Company expects that the majority the revenue deferrals recorded at the balance sheet date will be recognized as revenue in the next 12 months as performance obligations are satisfied. Sales taxes collected from customers and remitted to government authorities are excluded from revenue and deferred revenue. Ownership passes to customers upon shipment.  Deferred revenue represents amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements.

Also included in contract liabilities is the value of loyalty points with respect to the Company’s loyalty program described below.   The value of these contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue as customers use their rewards points.

The Company offers a loyalty program to its customers which incorporates a points system for activities on the Company’s website, such as reviews, referrals, and purchases. Customers accumulate points based on their level of spending and type of participation. The points can be redeemed for purchases of goods offered at the Company’s websites. The Company defers the stand-alone selling price of earned reward points, net of rewards not expected to be redeemed (known as “breakage”), as liability for outstanding loyalty points. To estimate the stand-alone selling price for the points, the Company considers the stated redemption value per point dictated by the terms of the loyalty programs and then estimates the future breakage of reward points based on historical member activity. Upon redemption of points by customer, the Company recognizes revenue and reduces corresponding deferred revenue. The Company records breakage revenue of unredeemed points based on expected customer redemptions.

The Company’s total contract liability balance was $1 million and $0 at December 31, 2022 and June 30, 2022, respectively, of which $984,000 and $0 relates to the liability for outstanding loyalty points.

Fair Value Measurements

The Company's financial instruments primarily consist of cash and cash equivalents, accounts receivable, contracts receivable, accounts payable and accrued liabilities, contracts receivable recourse, deferred, unearned tuition, debt and a capital lease obligation. The carrying values of the Company's financial instruments approximate fair value.

FASB ASC 820, Fair Value Measurements and Disclosures ("ASC 820") establishes a framework for all fair value measurements and expands disclosures related to fair value measurement and developments. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC 820 requires that assets and liabilities measured at fair value are classified and disclosed in one of the following three categories:

Level 1—Quoted market prices for identical assets or liabilities in active markets or observable inputs;

Level 2—Significant other observable inputs that can be corroborated by observable market data; and

Level 3—Significant unobservable inputs that cannot be corroborated by observable market data.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2022

The Company believes that the carrying amounts of cash and cash equivalents, accounts payable, and short-term borrowings approximate fair value based on either their short-term nature or on terms currently available to the Company in financial markets.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The Company accounts for revenue contracts with customers by applying the requirements of ASC 606, Revenue from Contracts with Customers, which includes the following five steps:

i.	Identification of the contract with a customer.
ii.	Identification of the performance obligations in the contract.
iii.	Determination of the transaction price.
iv.	Allocation of the transaction price to the performance obligations in the contract.
v.	Recognition of revenue as the entity satisfies a performance obligation.

When a customer purchases product from the Company, ownership of the product transfers to them at the point of shipment and the Company has an enforceable right to payment for product sold at that time. Accordingly, the customer has control of the product purchased from the Company starting at the point of shipment. The risk of loss or damage during shipment resides exclusively with the shipping carrier and the Company assumes no obligation for loss or damage of product while in transit to the customer. As a result of this change in terms of sale, the Company recognizes revenue, including shipping revenue, when performance obligations are satisfied through the transfer of control of promised goods to the Company’s customers, which is at the point of shipment.

Sales are recorded net of returns, discounts, and any taxes collected from customers and remitted to government authorities.

The Company generates its revenues from a diversified a mix of e-commerce activities with the majority of the revenue earned thru e-commerce with sales direct to consumer.

The Company’s e-Commerce activities include the sale of organic nutritional superfood powder mixes online, through the Company’s website YourSuper.com. During the three-month period ended December 31, 2022, the Company’s direct to consumer sales of products accounted for 81% of total revenue.

The Company records revenues from the sales on a “gross” basis pursuant to ASC 606-10 Revenue Recognition – Revenue from Contracts with Customers, when the Company controls the specified good before it is transferred to the end customer and have the risks and rewards as principal in the transaction, such as responsibility for fulfillment, retaining the risk for collection, and establishing the price of the products. If these indicators have not been met, or if indicators of net revenue reporting specified in ASC 606-10 are present in the arrangement, revenue is recognized net of related direct costs.

Cost of Revenue

Cost of revenue primarily consists of costs associated with the purchase of superfood products from third-party manufacturers. These costs include ingredients, packaging, third party manufacturing costs and freight-in shipping.

Product Warranties

The Company’s provision for estimated future warranty costs is based upon historical relationship of warranty claims to sales. Based upon historical sales trends and warranties provided by the Company’s, the Company has concluded that no warranty liability is required as of December 31, 2022 and June 30, 2022. To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2022

Operating Expenses

Advertising and Marketing - The Company expenses advertising cost as incurred.  Advertising costs amounted to $340,000 and $0 for the six months periods ended December 31, 2022, and 2021, respectively.

Shipping and Logistics - Shipping and logistics expenses consist primarily of costs incurred to ship products to the customer.

ASC 606-10-25-18B

If shipping and handling activities are performed after a customer obtains control of the good, then the entity may elect to account for shipping and handling as activities to fulfill the promise to transfer the good. The entity shall apply this accounting policy election consistently to similar types of transactions. An entity that makes this election would not evaluate whether shipping and handling activities are promised services to its customers. If revenue is recognized for the related good before the shipping and handling activities occur, the related costs of those shipping and handling activities shall be accrued. An entity that applies this accounting policy election shall comply with the accounting policy disclosure requirements in paragraphs 235-10-50-1 through 50-6.

The Company treated shipping and handling activities as fulfillment cost and presented under operating expenses in the accompanying consolidated statements of operations and comprehensive loss.

General and administrative - General and administrative consists of salaries for employees, commissions and bonuses, consulting fees, employee benefit costs, stock-based compensation, bank processing fees, donations, travel and rent.

Stock-Based Compensation

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

Business Segments

The Company uses the “management approach” to identify its reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. Using the management approach, the Company determined that it has one operating segment due to business similarities and similar economic characteristics.

Commitments and Contingencies

The Company follows the ASC 450-20, Commitments to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2022

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Income and Other Taxes

Income taxes are accounted for using the asset and liability method in accordance with ASC 740, Income Taxes (“ASC 740”), and in accordance with taxation principles currently effective in the United States and Germany, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent they believe these assets will more-likely-than-not be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  In the event the Company was to determine that it would be able to realize its deferred income tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

Net Loss per Common Share

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

The table below reflects the potentially dilutive securities at each reporting period:

	December 31, 2022	June 30, 2022
Seed Preferred stock (Convertible to Common stock 1:1)	4,710,000	4,660,000
Seed Preferred warrants (Convertible to Common stock 1:1)	1,560,148	-
Common stock warrants	1,650,000	-
Stock options	3,391,250	3,166,250
Total	11,311,398	7,826,250

Recent Accounting Pronouncements – The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2022

NOTE 3 – ACQUISITION

Acquisition - Assets of Your Super, Inc.

On September 9, 2022, the Company (‘Buyer”) acquired from CircleUp Credit Advisers LLC (“CircleUp”), for a cash consideration of $2 million plus 1,500,000 common stock purchase warrants for exercise at $2 per share for a term of seven years, all of CircleUp’s rights and interests of all loans and loan accommodations made to Your Superfoods, Inc and Your Super, Inc.

On September 30, 2022, the Company entered into an Asset Purchase Agreement with Your Super, Inc. (the “Seller” or “YS”), to acquire all of the Seller’s right, title and interest in and to substantially all of the assets owned by the Seller used in connection with the business of Your Super, Inc. The Closing took place on October 13, 2022.

The aggregate purchase price for the ownership interests of YS as stated in the Asset Purchase Agreement is as follows:

*

In consideration for the sale, assignment and delivery of the Purchased Assets, the Buyer (i) effective upon and subject to the Closing, waives, cancels, and forgives payment by the Seller of the Loan Obligation and (ii) shall pay the aggregate purchase price for the Purchased Assets of $8 million (the “Purchase Price”), payable in accordance with Section 1.4(b) of the Asset Purchase Agreement.

*

The Purchase Price for the Purchased Assets shall be comprised of and be payable as follows: o Equity Payment. At the Closing, the Buyer shall issue to the Seller 3,200,000 shares of HLCO common stock valued at $2.50 per share for an aggregate value of $8 million (the “Buyer Shares”), subject to lockup provisions. The Buyer Shares will be issued according to applicable regulatory and compliance requirements, shall be restricted securities (as defined in Rule 144) and shall not carry any registration rights.

The Company’s acquisition of the operating assets of Your Super Inc. is being accounted for as a business combination as the Company treated the two transactions are being combined as the acquisition.

In order to perform the purchase price allocation, the tangible and intangible assets were valued as of September 30, 2022.

The following is a summary of the estimated fair values of acquisition costs at the date of September 30, 2022:

(Dollars in thousands)

Consideration Paid – Fair Value
Debt acquisition costs – Cash		$2,000
Debt acquisition cost -1,500,000 common stock purchase warrants		687
Stock issued:
Number of Shares:	3,200,000
Value per share	$0.15
Total stock fair value		496
Total consideration		$3,183

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2022

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed and additional information regarding the intangible assets acquired at the date of September 30, 2022:

(Dollars in thousands)

Tangible assets acquired:
Cash	$322
Inventory	4,707
Accounts receivable	886
Prepaid expenses and other assets	968
Property and equipment	81
Security deposits	63
Deferred income taxes	45
Total assets acquired	7,072

Assumed liabilities
Accounts payable and accrued liabilities	(8,883)
Contract liabilities	(970)
Income tax payable	(41)
Total liabilities assumed	(9,894)
Net tangible assets/liabilities	(2,822)

Intangible assets acquired:
Tradename – trademarks, brand (indefinite life)	990
Customer base/distributors (expected 5 years)	1,184
Non-competes (expected 4 years)	64
Total intangible assets acquired	2,238
Goodwill	3,767

Total Net asset acquired	$3,183

As of September 30, 2022, no impairment of the Company’s goodwill, nor other intangibles with an indefinite life was required.  The purchase accounting for the acquisition remains incomplete as management continues to gather and evaluate information about circumstances that existed as of the acquisition date. Measurement period adjustments will be recognized prospectively. The measurement period is not to exceed 12 months from the respective dates of acquisition.

Following are the supplemental consolidated financial results of the Company, Your Superfoods, Inc., Your Superfoods BV and Your Superfoods GmbH on an unaudited pro forma basis, as if the acquisitions had been consummated as of the beginning of the fiscal year 2022 (i.e., July 1, 2021):

	Three months ended December 31,		Six months ended December 31,
	2022	2021	2022	2021
Revenue	$2,374	$8,788	$5,642	$19,746
Net loss from operations	$(3,024)	$(6,835)	$(8,139)	$(12,955)

Weighted average number of common shares used in per share calculations	50,452,747	44,000,000	47,307,106	44,000,000
Basic and Diluted Loss Per Common Share	$(0.06)	$(0.15)	$(0.17)	$(0.29)

Acquisition NOEO GmBH

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

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2022

The following table sets forth the net assets on acquisition date:

(Dollars in thousands)

March 10, 2022

Cash and cash equivalent	$8
Inventory	8
Prepaid expenses	69
Recoverable value added tax	21
Intangible assets	68
Accounts payable and accrued liabilities	(33)
Advances and accounts payable, related party	(8)
Loan payable, related party	(158)
Net assets	(25)
Consideration: Cash purchase	28
Additions to intangible assets	$53

The purchase accounting for the acquisition of NOEO was concluded as of June 30, 2022. On June 30, 2022, the impairment tests carried out by management indicated that certain intangible assets including trademarks, trade names, brand recognition and ecommerce websites were impaired, and the Company recorded a loss on impairment of $138,000 (ref: Note 4).

NOTE 4 – INTANGIBLE ASSETS

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

During the three months ended December 31, 2022, the Company acquired additional intangible assets upon purchase of the operations of Your Super Inc. (Note 4) including certain brand value, trades and trademarks, a customer base and the value allocated to certain non-compete agreements with key executives.

The following table sets forth the details of intangible assets at December 31, 2022:

(Dollars in thousands)

Intangible assets, June 30, 2021
Additions:
Intangible assets acquired from NOEO, March 10, 2022	$142
Tradenames and other intangibles	11
Impact of foreign exchange	(4)
Impairment of intangible assets, NOEO	(138)
Total, June 30, 2022	$11
Abandoned Trademark application fee refund	(2)
Tradename – trademarks (indefinite life)	990
Customer base/distributors (expected 5 years)	1,184
Non-competes (expected 4 years)	64
Less accumulated amortization	(63)
Total, December 31, 2022	$2,184

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2022

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

(Dollars in thousands)	December 31, 2022	June 30, 2022)
Computer equipment	$227	$-
Furniture and fixtures	25	--
	252	-
Less: accumulated depreciation	(186)	-
Property and equipment, net	$66	$-

Depreciation expense for the periods ended December 31, 2022 was $16, and is included within general and administrative expense within the consolidated statements of operations and comprehensive loss. There are no assets held under capital leases.

NOTE 6 – REVENUE

Disaggregation of Revenue

The following table presents the Company’s revenue, from the acquisition date to the period ended December 31, 2022, from contracts with customers, disaggregated by Company location and sales channel:

Revenue by Geographical location

(Dollars in thousands)	Acquisition Date To December 31, 2022

US	$1,694
Europe	680
Total	$2,374

Revenue by product sales channel

(Dollars in thousands)	Acquisition Date To December 31, 2022
Direct to Consumer	$1,923
Amazon	237
Wholesale	214
Total	$2,374

From the acquisition date to December 31, 2022, the Company had no customers who accounted for greater than 10% of total revenue. The Company primarily views its disaggregated revenue on a geographic basis.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2022

Contract Liabilities

The deferred revenue balances were as follows:

(Dollars in thousands)
Deferred revenue, as of the acquisition date, including reward liabilities of $965	$970
Increase in reward liabilities over the period, net	19
Increase in deferred revenue over the period, net	54
Deferred revenue, end of the period, including rewards liabilities of $984	1,043

The Company records a liability for outstanding loyalty points earned by customers. As of December 31, 2022, and September 30, 2022 (acquisition date), the liability for outstanding loyalty points amounted approximately $984 and $965, respectively, and is included in deferred revenue in the accompanying consolidated balance sheets.

Sales Returns Reserve

The Company offers a 30-day satisfaction guarantee and sales return refunds to its customers on their first order or first subscription order. The Company records a liability for estimated sales return refunds, which is based on historical returns and is included within accrued expenses on the consolidated balance sheet.

The reserve amounted to approximately $5,000 as of December 31, 2022 and is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The Company’s sales returns reserve was comprised of the following:

(Dollars in thousands)
Balance, the acquisition date	$103
Charges to Costs and Expenses	5
Deductions	-
Balance as of December 31, 2022	108

NOTE 7 – ACCOUNTS RECEIVABLE, NET

Account receivable consisted of the following:

(Dollars in thousands)	December 31, 2022	June 30, 2022
Accounts receivable	$899	$-
Less: allowance for doubtful accounts	(485)	-
Total	$414	$-

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts, based on historical bad debts, which amounted to an allowance of approximately $9 and $43 as of December 31, 2021 and 2020, respectively.

The Company’s allowance for doubtful accounts was comprised of the following:

(Dollars in thousands)
Balance the acquisition date	$314
Charges to Costs and Expenses	171
Deductions	-
Balance as of December 31, 2022	$485

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2022

NOTE 8 – INVENTORY

The following table presents the detail of inventory:

(Dollars in thousands)	December 31, 2022	June 30, 2022
Raw material	$4,914	$-
Work-in-process	598	-
Finished goods	1,825	-
Inventory reserve	(3,226)	-
Total	$4,111	$-

During the three months ended December 31, 2022 the inventory reserve increased by $131.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

(Dollars in thousands)	December 31, 2022	June 30, 2022
Accounts payable	$4,770	$175
Accrued payroll and related liabilities	138	27
Accrued costs for inventory	129	-
Accrual of estimated tax related expense	428	-
Accrued expenses including accruals for professional fees, marketing costs, advertising, shipping and logistics	456	44
Accrued interest expenses	360	-
Other accrued liabilities including sales tax and returns	170	-
Total accounts payable and accrued liabilities	$6,451	$256

NOTE 10 – LOAN PAYABLE

On August 4, 2022, the Company and controlled subsidiary HLCO Borrower LLC entered into an Agreement with the Lenders who agreed to extend a credit facility to the Company consisting of up to $75,000,000 (which amount may be increased up to $150,000,000 in accordance with the terms of the Agreement) in aggregate principal amount of Term Loans, the proceeds of which may be used to acquire assets that are deemed eligible by meeting certain criteria established by the Administrative Agent.

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

The Company and each of the subsidiaries of HLCO Borrower LLC have agreed to secure all of their future anticipated obligations under the Agreement by granting the Lenders a first priority lien on substantially all of their assets and the Company has agreed to secure all future obligations to be incurred under the Agreement by granting to a collateral agent, for the benefit of the lenders, a first priority lien on all of the capital stock of the Subsidiaries held by the Company.

In connection with the transactions contemplated by the Agreement, the Company issued to the Administrative Agent a seven-year warrant to purchase, for its own account, up to 1,560,148 shares of the Company’s Seed Preferred Stock at an exercise price of $2.00 per share. The warrant was fully vested on issue date and was immediately expensed as financing costs. (ref: Note 14 - Warrants).

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2022

On October 27, 2022, the Company was funded $3,000,000 under the Term Loan.  During the three and six months ended December 31, 2022, the Company paid $12,500 and $25,000 in administrative fees, paid $108,440 and $127,884 as interest in respect to the outstanding loan balance and daily interest on undrawn funds and accrued a further $62,614 in unpaid interest.

NOTE 11 – RELATED PARTY TRANSACTIONS

WAOW Group of Companies

In November 2021, as amended May 22, 2022, WAOW Entrepreneurship GmBH (“WAOWE”) entered into a subscription agreement with the Company whereunder they agreed to purchase 2,140,000 unregistered shares of Seed Preferred stock at $2 per share for total proceeds of $4,280,000. During the year ended June 30, 2022, the Company received cash proceeds of $3.6M in respect to the aforementioned subscription and issued 1.8M shares of seed preferred stock. A total of $680,000 remains receivable with respect to the remaining 340,000 shares subscribed as at December 31, 2022.

On March 10, 2022, the Company acquired NOEO (See Note 4). At the date of the acquisition, WAOW Advisory Group GmBH (“WAOW”) had outstanding loans with NOEO with a remaining principal balance of EUR139,793. During the period ended June 30, 2022, WAOW advanced an additional EUR18,000 to NOEO. At December 31, 2022 the loan had a balance outstanding of $169,249 (EUR157,793) which is unsecured and accrues interest at 5% per annum, maturing on December 31, 2022. On December 31, 2022 the loan was in default and the Company and WAOW are currently negotiating terms of settlement.

Accrued and unpaid interest at December 31, 2022 totaled $9,962, (June 30, 2022 - $5,771), which is reflected in accounts payable – related parties.

Lee Larson Elmore, Former Officer and Director

On November 1, 2021, Mr. Elmore, a former officer and director of the Company, entered into a revised compensation agreement with the Company through his controlled company, Administrative Services LLC, whereby services of Mr. Elmore would be invoiced at a rate of $5,000 per month commencing November 1, 2021.

Mr. Elmore resigned as CEO, Director and President effective January 10, 2022, and as Secretary, Treasurer and CFO on June 6, 2022. A total of $2,800 remained due and payable to Mr. Elmore at June 30, 2022.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2022

During the six months ended December 31, 2022, Mr. Elmore received payments of $1,800, leaving $1,000 due and payable at December 31, 2022.

Simon Belsham, CEO, President and Director

On November 27, 2021, as amended, September 1, 2022, the Company entered into a two-year employment agreement with Simon Belsham whereby Mr. Belsham was engaged by the Company to provide certain management services and to accept the appointment of Chief Executive Officer, President and Director immediately upon the Board making such appointment. The agreement provides for annual compensation of $400,000 in years one and two and $500,000 per annum in year three, a $75,000 signing bonus (which amount was paid during the six months ended December 31, 2021) and for the first calendar year completed during Mr. Belsham’s employment an annual bonus, with a maximum pay-out opportunity of one hundred thousand dollars ($100,000). During the second calendar year completed the annual bonus has a maximum pay-out opportunity of two hundred thousand dollars ($200,000). Further, under the terms of the employment agreement, as amended, Mr. Belsham has been issued a total 1,000,000 shares of restricted common stock, subject to a restricted stock award agreement, whereby 25% of such award vests on the one-year anniversary of September 1, 2021, and 1/36th each month thereafter, for which the Company has recorded stock-based compensation expense of $778,253 in the year ended June 30, 2022. During each of the three and six months ended December 31, 2022, the Company recorded an additional $236,301 as stock-based compensation expenses.

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

During the three and six months ended December 31, 2022, under the terms of the amended contract, FSL was paid $65,675 and $60,000, respectively, with an additional $30,000 unpaid at December 31, 2022, and the Company recorded an additional $283,562 in each period as stock-based compensation. In addition, R Agency, a marketing company also controlled by Mr. Bartlett was paid $65,128 and $39,744 in the three and six months ended December 31, 2022, with a total of $15,750 unpaid as of December 31, 2022.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2022

On February 16, 2022, the Company entered into a Board of Directors Services Agreement with Steven Bartlett with a January 1, 2022 start date, whereunder Mr. Bartlett is to receive an annual fee of $37,500 paid in equal monthly installments over 12 months and was granted 125,000 non incentive stock options with an exercise price of $0.001 per share, vesting over a two (2) year period following the Vesting Start Date (January 1, 2022) with 12.5% of the Option Shares vesting on each three (3) month anniversary of the Vesting Start Date. During the year ended June 30, 2022, Mr. Bartlett was paid $18,750 under the terms of his contract and the Company recorded stock-based compensation expense of $115,312 in respect to 31,250 vested stock options. During the three months ended September 30, 2022, Mr. Bartlett was paid $9,375 under the terms of his contract, and the Company recorded stock-based compensation expense of $57,656 in respect to a further 15,625 options which vested during the quarter. During the three months ended December 31, 2022, Mr. Bartlett accrued $9,375 under the terms of his contract, and the Company recorded stock-based compensation expense of $57,656 in respect to a further 15,625 options which vested during the quarter.

Poonacha Machaiah, Director

On July 16, 2021, the Company entered into an agreement with Poonacha Machaiah, in relation to his proposed appointment to the Board of Directors of the Company. Under the terms of the agreement, Mr. Machaiah is to receive an annual fee of $37,500 commencing January 1, 2022, paid in equal monthly installments over 12 months and was granted 125,000 non incentive stock options with an exercise price of $0.001 per share, vesting over a two (2) year period following the Vesting Start Date (December 28, 2021) with 12.5% of the Option Shares vesting on each three (3) month anniversary of the Vesting Start Date. During the year ended June 30, 2022, the company accrued $15,625 under the terms of his agreement, which amount is included in accounts payable, related parties, and the Company recorded stock-based compensation expense of $115,312 in respect to 31,250 vested stock options. During the three and six months ended December 31, 2022, the company accrued a further $9,375 and $9,375, respectively under the terms of his agreement, which amount is included in accounts payable, related parties, and the Company recorded stock-based compensation expense of $57,656 for each three-month periods in respect to 15,625 options which vested in each of the three and six months ended December 31, 2022. A total of $34,375 remained due and payable to Mr. Machaiah at December 31, 2022.

Anabel Oelmann, Director

On March 10, 2022, the Company entered into and closed a share purchase agreement with Anabel Oelmann pursuant to which the Company acquired 100% of the issued and outstanding capital stock of NOEO GmbH, a German company (“NOEO”), involved in direct-to-consumer brand focusing on adaptogenic herbs and currently focused on three key products which include joint, memory and digestive complexes derived from mushrooms, in exchange for cash consideration of EUR25 (USD$29.8). Ms. Oelmann is a director of the Company and was the sole shareholder of NOEO. See Note 4.

At December 31, 2022 and June 30, 2022, Ms. Oelmann, through her controlled corporate entity, Trinity Holdings GmbH was owed advances totaling $3.2 thousand (EUR3 thousand) by the Company’s wholly owned subsidiary, NOEO. In addition, at December 31, 2022 and June 30, 2022 a total of $1 thousand (EUR980 dollars) is included in accounts payable, related parties, in respect to expense reimbursements owing to Ms. Oelmann.

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

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2022

During the three and six months ended December 31, 2022, the Company accrued $12,500 and $25,000, respectively for Director’s services and recorded a further 117,187 and $234,374as stock-based compensation in respect to a further 31,250 and 62,500 vested stock awards. At December 31, 2022 Ms. Koplovitz was owed a total of $37,500.

Amit Kapur, CFO

On June 2, 2022, Mr. Amit Kapur entered into an at-will offer of employment whereunder he was appointed Chief Financial Officer with an annual base salary of $300,000. Under the terms of the agreement Mr. Kapur is eligible for discretionary annual bonuses as determined by the Board payable 75 days following the end of each calendar year. Further Mr. Kapur has been issued a total of 1,250,000 shares of restricted common stock, subject to a restricted stock award agreement, whereby 25% of such award vests on the one-year anniversary of June 6, 2022, and 1/36th each month thereafter, for which the Company has recorded stock-based compensation expense of $80,265 in the year ended June 30, 2022. During the three and six months ended December 31, 2022, the Company recorded stock based compensation expense of $295,376 and $295,376, respectively in respect to stock awards vested during the periods. Mr. Kapur's employment with the Company was terminated subsequent to December 31, 2022 (See Note 17 – Subsequent events)

Michael Kuech

On October 14, 2022, subsidiary Your Super HLCO LLC entered into an employment agreement, with Mr. Kuech in respect to his role as President of Your Super HLCO LLC. Pursuant to the Employment Agreement, Mr. Kuech is entitled to an annual gross salary of $225,000 and €30,000.00. The Salary will increase to $250,000.00 and €50,000.00 on the six (6) month anniversary of the effective date (of the agreement) in the event Your Super HLCO LLC achieves certain mutually agreed upon performance thresholds. Mr. Kuech will also be eligible to receive an annual bonus in up to $150,000.00 based on certain mutually agreed upon performance goals. Upon mutual agreement of terms, Mr. Kuech will receive options to purchase 300,000 shares of restricted common stock of the Company subject to certain vesting conditions. Mr. Kuech is also eligible to participate in all employee benefit plans of Your Super HLCO LLC, including health insurance, commensurate with his position and for all standard employee benefits and certain holiday and leave allowances.  Mr. Kuech’s employment with Your Super HLCO LLC will be for an initial term of three (3) years and will automatically renew for additional one-year periods unless otherwise terminated according to the terms of the agreement.

Kristel De Groot

On October 14, 2022, Your Super HLCO LLC entered into a consulting agreement with Kristel De Groot, spouse of Mr. Kuech pursuant to which Ms. Groot was appointed as Chief Brand Officer of the Business on an independent contractor basis. Under this agreement, Ms. Groot’s annual salary paid to her controlled corporation, Ganesh Ventures Ltd., will be $225,000, and upon mutually agreeable terms Ms. De Groot will be granted options to purchase 300,000 shares of restricted common stock of the Company subject to certain vesting conditions. Ms. Groot’s engagement may be terminated by either party with or without cause by delivering 30 days advance written notice.

Lizette De Groot

The Company’s European based operating subsidiary was invoiced a total of EUR22,735 by Lizette De Groot, sister of Kristel de Groot in the three months ended December 31, 2022.

NOTE 12. STOCKHOLDERS’ EQUITY (DEFICIT)

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

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2022

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

During the three months ended December 31, 2022 the Company issued a total of 3,200,000 shares of common stock to Your Super Inc. in respect to the acquisition of certain assets (re: Note 3).

As at December 31, 2022 and June 30, 2022, the Company has a total of 50,904,920 and 47,704,920 and 44,004,920 shares of common stock issued and outstanding, respectively.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2022

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

During the three months ended December 31, 2022 the Company entered into a further stock purchase agreement with an individual subscriber for 50,000 Seed Preferred shares at $2 per share for total proceeds of $100,000.

At December 31, 2022 and June 30, 2022, the Company had a total of 4,710,000 and 4,660,000 shares of Seed Preferred Stock issued and outstanding, respectively.

NOTE 13. STOCK BASED COMPENSATION

On June 10, 2022, the Company’s board of directors approved (i) The Healing Company Inc. 2022 Omnibus Equity Incentive Plan (the “2022 Plan”) and (ii) the granting, in general terms, of awards and options which were previously contractually agreed to be granted upon formal approval of the 2022 Plan (the “Awards”).

Stock Options and Stock Awards:

During fiscal 2022 and the six months ended December 31, 2022, the Company granted the following Stock options and Stock awards under its 2022 Plan:

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

December 31, 2022

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
C.

The Option Shares shall vest with respect to 100,000 shares upon issuance of the option, with an additional 25,000 shares vesting upon achieving $0.5 million D2C revenue, an additional 50,000 shares vesting upon achieving $2 million D2C revenue and an additional 100,000 shares vesting upon achieving $10 million D2C revenue.

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

K.	The Option Shares shall vest over a two (2) year period following the Vesting Start Date with 2% of the Option Shares vesting on each six (6) month anniversary of the Vesting Start Date.

The following table summarizes the Company’s stock award activities:

	Number of shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Nonvested at June 30, 2021	-	$-	-
Granted	3,100,000	$3.75	1.95
Vested	(218,750)	$3.75	-
Forfeited	-	$-	-
Nonvested at June 30, 2022	2,881,250	$3.75	1.66
Granted	600,000	$3.75	4.00
Vested	(498,958)	$3.75	-
Forfeited	-	-	-
Nonvested at December 31, 2022	2,982,292	$3.75	1.50

The Company recorded $1.88 million as stock-based compensation expenses during the fiscal year ended June 30, 2022 and a further $0.87 million and $1.9 million, respectively in the three and six months ended December 31, 2022. Deferred compensation expense associated with unvested stock awards is $10 million as of December 31, 2022. The weighted average period over which these costs are expected to be recognized is approximately 1.5 years.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2022

The following table summarizes the Company’s stock option activities:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at June 30, 2021	-	$-	-	$-
Granted	3,166,250	$0.001	10	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding at June 30, 2022	3,166,250	$0.001	7.60	$-
Granted	225,000	$0.001	10	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding at December 31, 2022	3,391,250	$0.001	7.26	$-
Options exercisable at December 31, 2022	1,056,875	$0.001	9.38	$-

The stock options were valued using Black-Scholes pricing model. The Black-Scholes pricing model applied the following assumptions: risk-free interest rate of 3.26%, expected term of 5 to 10 years, expected volatility of 62.49% and dividend yield of 0%.

The Company recorded $3.44 million as stock-based compensation expenses during the fiscal year ended June 30, 2022 in respect to vested options and a further and a further $0.88 million and $1.68 million, respectively in the three and six months ended December 31, 2022. Unamortized compensation expense associated with unvested stock options is $7.6 million as of December 31, 2022. The weighted average period over which these costs are expected to be recognized is approximately 6.31 years.

NOTE 14. WARRANTS

Warrant to Purchase Seed Preferred Stock

On August 4, 2022, in accordance with a credit facility (ref: Note 10) the Company initially issued to the Administrative Agent a seven-year warrant to purchase up to 1,300,123 shares of the Company’s Seed Preferred Stock at an exercise price of $2.00 per share. As an inducement for the $3 million loan and for a waiver of certain terms of the credit facility with respect to this loan, we issued to the administrative agent for the credit facility an amended and restated warrant increasing the number of warrant shares from 1,300,123 shares of our seed preferred stock to 1,560,148 shares of this stock. The stock warrants vested immediately and were valued using the Black-Scholes pricing model. The Black-Scholes pricing model applied the following assumptions: risk-free interest rate of 2.73%, expected term of 7 years, expected volatility of 62.56% and dividend yield of 0%. The Company recorded $4 million as financing costs, included in professional and consulting fees, during the six months ended December 31, 2022.

Warrant to purchase Seed Preferred Stock transactions are summarized as follows:

	Number of shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Recognition Period (Years)
Balance, June 30, 2022	-	$-	-
Warrants issued	1,560,148	$2.00	7
Warrants expired	-	$-	-
Balance, December 31, 2022	1,560,148	$2.00	6.83

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2022

Number of Warrants	Exercise Price ($)	Expiry Date
1,560,148	2.00	August 04, 2029

Warrant to Purchase Common Stock

On September 9, 2022, in conjunction with a Loan Purchase and Sale Agreement, (ref: Note 3) the Company issued CircleUp a warrant to purchase 1,500,000 restricted shares of the Company’s common stock at an exercise price of $2.00 per share. This warrant will begin to vest on the one-year anniversary of the closing of the purchase of the Loan with 12.5% of the Warrant amount (187,500 shares) vesting on that date and the remaining portion of the Warrant vesting in seven quarterly installments of 187,500 shares each over the next seven quarters. Vesting of the Warrant will be accelerated upon the occurrence of a sale or merger of the Company. The Warrant will terminate on the seventh anniversary of the closing date and will be subject to customary adjustments of the warrant price and number of shares for splits, stock dividends, recapitalizations and the like. The stock warrants were valued using Black-Scholes pricing model. The Black-Scholes pricing model applied the following assumptions: risk-free interest rate of 4.25%, expected term of 3 years, expected volatility of 60% and dividend yield of 0%. The Company has valued the warrants as of the transaction date with a total value of $687,000, as part of purchase consideration. The first tranche of warrants do not initially vest until the one year anniversary of the agreement date, and therefore there is no financial impact as a result of the warrant during the current reporting period ended December 31, 2022.

On November 10, 2022, the Company issued one vendor a warrant to purchase 150,000 restricted shares of the Company’s common stock at an exercise price of $2.00 per share under certain Tri-Party Assignment and Settlement Agreement where under the outstanding balance payable of $1,077,929 was agreed to be settled by the issuance of common stock purchase warrants (the “Warrant”). This Warrant shall vest over a period of three years, pro rata on monthly basis, beginning on November 10, 2022. The Warrant will terminate on the seventh anniversary of the closing date and will be subject to customary adjustments of the warrant price and number of shares for splits, stock dividends, recapitalizations and the like. The stock warrants were valued using Black-Scholes pricing model. The Black-Scholes pricing model applied the following assumptions: risk-free interest rate of 3.89%, expected term of 7 years, expected volatility of 63.52% and dividend yield of 0%. The Company has valued the warrants as of the transaction date with a total value of $427,000 which amount was recorded as a non cash payment, and the gain on debt settlement of $650,429 recorded as other income.t. The Company recorded $24,000 against other current liabilities during the periods ended December 31, 2022 in respect to the amortization of the vesting period of the warrant. The unamortized amount associated with unvested warrants is $403,000 as of December 31, 2022. The weighted average period over which the outstanding balance is expected to be recognized is approximately 6.71 years.

Transactions involving Warrants to purchase Common Stock are summarized as follows:

	Number of shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Recognition Period (Years)
Nonvested at June 30, 2022	-	$-	-
Granted	1,650,000	$2.00	7
Vested	(12,500)	-	6.87
Forfeited	-	-	-
Nonvested at December 31, 2022	1,637,500	$2.00	6.71

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2022

NOTE 15. COMMITMENTS

(a)

On November 15, 2021, with an effective date of November 27, 2021, the Company entered into an employment agreement with Kelly Zuar. Under the terms of the agreement, Ms. Zuar will fill the position of executive business partner, reporting to the Company’s CEO. The agreement provides for an annual salary of $105,000. Further, under the terms of the employment agreement, Ms. Zuar has been issued a total of 150,000 shares of restricted common stock at a fair market value of $3.75 per share, subject to a restricted stock award agreement for which the Company has recorded stock-based compensation expense of $83,219 in the year ended June 30, 2022 and a further $35,445 in each of the three and six months ended December 31, 2022.

(b)

Effective December 28, 2021, the Company entered into a two-year Board Advisory Agreement with Deepak Chopra LLC for services to the Advisory Board of the Company. As consideration, Deepak Chopra LLC will receive $12,500 for each fiscal quarter. Additionally, the Advisor has been granted 200,000 Non Statutory Stock options with a term of 10 years which vest as to 25% each 6 months over two years for exercise at $0.001 per share. The Company recorded stock-based compensation of $187,500 in respect to 50,000 options which vested during the year ended June 30, 2022. Further under the agreement, the Company is to make an annual donation to The Chopra Foundation for Fifty Thousand Dollars ($50,000.00), with the first annual donation to be paid within thirty (30) days of the date of execution of the agreement. The Company remitted the required donation in April 2022. During each of the three months and six months ended December 31, 2022 the Company recorded a further $93,750 as stock-based compensation in respect to the granted options.

(c)

On January 1, 2022, the Company entered into an independent contractor agreement with KET Consulting LLC (“KET”) to provide various marketing services, brand and go-to-market strategy and other operational services at the direction of the Board and the CEO. The contract has an initial term of 18 months and is renewable by mutual consent for a further term. Compensation is $240,000 per annum commencing January 1, 2022, payable monthly in arrears. Additionally, the Advisor has been granted 1,000,000 Non-Statutory Stock options with a term of 10 years which vest as to 25% on the one-year anniversary of January 1, 2022 and 1/36 each month thereafter, at an exercise at $0.001 per share. During the year ended June 30, 2022 and at each of the three and six months ended December 31, 2022 the Company recorded stock based compensation of $464,897 and $236,301, respectively.

(d)

On March 23, 2022 the Company entered into an agreement with Mint Performance Marketing (“Mint”) for certain marketing services including development of an e-commerce strategy, paid social media, influencer marketing, affiliate marketing and other create services with a term of one year and fees payable within 15 days of invoice in the approximate amount of $35,000 for the identified scope of work. In addition, under the terms of the agreement Mint is entitled to a 5% share of any future Shopify s-store revenue associated with developed content, net of returns and promotions. During the year ended June 30, 2022, the founder of Mint was granted a total of 275,000 non statutory stock options, 100,000 of which vested on grant date, with a further 175,000 vesting upon the occurrence of reaching certain income targets with respect to certain direct to consumer marketing programs. During the year ended June 30, 2022 the Company recorded total stock based compensation of $375,000 in respect to the vested options. as of December 31, 2022 none of the conditions had been met for the additional options to vest.

(e)

On July 28, 2022, the Company entered into an agreement with Marketerhire LLC whereunder Marketerhire shall receive a minimum fee of $1,500 each four weeks for any individual talent engaged by the Company under the terms of the agreement. Further, under the terms of the agreement Marketerhire shall receive a buyout fee of $20,000 for each individual hired by the Company within 30 days thereof.

(f)

On August 1, 2022 the Company entered into a Consulting Agreement with RayRos Holdings LLC for an initial term of three months at a rate of $5,000 per month for marketing strategy and assessment and partnership development services focused on the wellness and healing sector. In addition, the Company granted a non statutory stock option to purchase 100,000 shares of common stock, exercisable at $0.001 per share to the founder, Mr. John Hoekman, which options vest quarterly as to 25% each quarter from grant date, August 1, 2022. During the three and months ended December 31, 2022 the Company recorded a total of $93,750 and $46,875 as stock based compensation in respect to the aforementioned agreement.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2022

(g)

On September 1, 2022 the Company entered into a consulting agreement with Lee Forster for an initial term of 24 months, with automatic successive renewals unless otherwise terminated 30 days prior to the end of the current term, whereunder Mr. Forster shall act as an advisor to the Company on financing and fundraising efforts, growth opportunities, endorsements and other corporate strategy at a rate of $3,125 per month. In addition, the Company granted a non-statutory stock option to purchase 125,000 shares of common stock, exercisable at $0.001 per share to Mr., Forster, which options vest over a two (2) year period following the Vesting Start Date with 12.5% of the Option Shares vesting on each three (3) month anniversary of the Vesting Start Date. During the three and six months ended December 31, 2022 the Company recorded a total of $57,656 and $19,219, respectively,  as stock based compensation in respect to the aforementioned agreement.

(h)

On December 21, 2022, with an effective date of January 23, 2023, the Company entered into an employment agreement with Neel Naik.  Under the terms of the agreement, Mr. Naik will fill the position of Vice President and Head of Financial Operations, reporting jointly to the Company’s CEO and CFO. The agreement provides for an annual salary of $185,000. Further, under the terms of the employment agreement, upon mutual agreement of the exercise price, Mr. Naik will be granted a total of 700,000 incentive stock options, vesting over a four (4) year period, with 25% of the Option Shares vesting on the 12-month anniversary of the Vesting Start date, and thereafter at a rate of 1/48 each month. Mr Naik is eligible to participate in the Company’s employee benefit plans, when adopted, and is eligible to receive an annual bonus at the discretion of the Board.

NOTE 16. COMMITMENTS AND CONTINGENCIES

On June 21, 2022 and June 22, 2022, counsel for Your Superfoods, Inc. received trademark infringement notices from Shopify Inc. (“Shopify”) on behalf of Ogilvie Brands, Inc. (“Ogilvie”), alleging that Your Super’s “GUT FEELING” product infringes Ogilvie’s “GUT FEELINGS PROBIOTIC” trademark. On June 28, 2022, counsel for Your Superfoods sent a response letter to Shopify explaining the lack of a likelihood of confusion between the Your Super’s use of “GUT FEELING” and Ogilvie’s trademark, especially in light of the differences between the marks and the crowded field of dietary supplement marks containing the terms “GUT” and “FEELING.” Your Superfoods and Ogilvie are currently in settlement negotiations regarding this matter and the Company does not believe the aforementioned negotiations will have a material adverse effect on our business.

A complaint filed in July 2022 in the Superior Court for the State of California, County of Santa Clara, by Spinaca Farms, Inc (“Plaintiff”), a supplier of Your Superfoods alleging (i) non-payment of certain invoices and (ii) a claim for reimbursement of certain custom products held by the plaintiff, was settled effective November 7, 2022 for certain cash consideration following which the complaint was dismissed.

An arbitration proceeding commenced in September 2022 against Your Superfoods by Power Digital Marketing, a service provider of Your Superfoods was settled for certain cash consideration in November 2022, and the arbitration proceeding was dismissed.

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. Management is currently not aware of any such legal proceedings or claims that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results, other than as set out below:

NOTE 17 - SUBSEQUENT EVENTS

On January 24, 2023, with an effective date of February 6, 2023, the Company entered into an employment agreement with Daniel Carmody.  Under the terms of the agreement, Mr. Carmody will fill the position of Senior Manager of Growth and Retention, reporting directly to the Company’s Chief Marketing Officer. The agreement provides for an annual salary of $145,000. Further, under the terms of the employment agreement, upon mutual agreement of the exercise price, Mr. Carmody will be granted a total of 200,000 incentive stock options, vesting over a four (4) year period, with 25% of the Option Shares vesting on the 12-month anniversary of the Vesting Start date, and at a rate of 1/48 each month thereafter. Mr Carmody is eligible to participate in the Company’s employee benefit plans, when adopted,

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2022

On January 26, 2023, we entered into a definitive agreement with one U.S. accredited investor to issue 75,000 shares of our common stock, $0.001 par value per share in a private placement. Under the terms of the agreement, we sold an aggregate of 75,000 Common Shares at $2.00 per share for aggregate proceeds of $150,000.

On February 13, 2023, the Company received $150,000 in cash proceeds from an existing shareholder for the purchase of an additional 75,000 shares of Seed Preferred Stock at $2 per share.

On February 21, 2023, the Company entered into a Separation Agreement and Release of Claims with Amit Kapur (the “Separation Agreement”), pursuant to which Mr. Kapur’s employment with the Company as Chief Financial Officer pursuant to the executive offer letter agreement between the Company and Mr. Kapur dated June 2, 2022 (the “Employment Agreement”), and roles as Treasurer and Secretary of the Company, will terminate effective March 3, 2023 (the “Separation Date”). The termination of Mr. Kapur is not the result of any disagreement with Mr. Kapur on any matter relating to the Company’s operation, policies (including accounting or financial policies) or practices.

The Employment Agreement provides that Mr. Kapur may receive severance, at the rate of his current base salary, for three months following his termination if he is terminated other than for cause or for breaching the Employment Agreement, subject to, among other conditions, his execution of a release of claims in a form provided by the Company. The Company and Mr. Kapur also entered into a Restricted Stock Award Agreement on September 1, 2022 (the “RSA Agreement”), pursuant to which he was awarded 1,250,000 shares of common stock of the Company (the “Restricted Stock”), which will be automatically forfeited because none of the shares of Restricted Stock will have vested as of the Separation Date.

In accordance with the Separation Agreement, (a) Mr. Kapur has agreed (i) to a general release of claims and covenant not to sue in favor of the Company and (ii) to be available following the Separation Date, upon the Company’s request, to consult with the Company upon certain matters concerning it or its clients; and (b) the Company will (i) provide Mr. Kapur with severance for three months at his current base salary rate and (ii) agree to an amendment of the RSA Agreement such that seventy-five thousand (75,000) shares of the Restricted Stock will vest on the day immediately before the Separation Date, on the condition that, among other things, Mr. Kapur accepts the Separation Agreement and does not revoke his acceptance to it as provided therein (the “Amendment to Restricted Stock Award Agreement”).

Effective on the Separation Date, the Board of Directors of the Company appointed Justin E. Figgins, the Company’s Head of Strategy and M&A, as the Company’s Chief Financial Officer, Treasurer, and Corporate Secretary on an interim basis, until such time as the Company’s Board of Directors appoints his successor. In his capacity as interim Chief Financial Officer, Mr. Figgins shall also succeed Mr. Kapur as the principal financial officer of the Company.

Mr. Figgins, age 52, has served as the Company's Head of Strategy and M&A since May 2021. He is a digital pioneer having led Rightmove Plc’s LSE listing on the London stock exchange and U.S. unicorn Thrasio’s international expansion strategy. Previously, he was Executive Vice President and Chief Commercial Officer of cxLoyalty International, an international digital loyalty company, where he expanded the business into Africa, South America and EMEA. Prior to joining cxLoyalty, Mr. Figgins was the Managing Director of the Overseas business at Rightmove Plc from 2005 to 2008 and Director of Corporate Development at Cendant Europe Ltd from 2003 to 2005.  In addition, Mr. Figgins held the positions of Vice President of TMT Investment Banking at Commerzbank from 2000 to 2003 in London and Vice President of Corporate Development at Prudential Financial from 1992 to 2000 based in New York. Mr. Figgins, who is a British citizen, graduated from the University of Rochester in 1992 (B.A. Economics & Political Science), and Cornell University in 2000 (M.B.A.).

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the six months ended December 31, 2022 and the notes thereto appearing elsewhere in this Report and the Company’s audited financial statements for the fiscal year ended June 30, 2022, as filed with the SEC on Form 10-K on October 12, 2022.

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

Our first acquisition, of NOEO GmbH (“NOEO”), a German based company involved in direct-to-consumer brand focusing on adaptogenic herbs., closed on March 10, 2022.  Our NOEO products can be found at http://www.noeo.co. We are currently in the process of relocating NOEO’s operations to the United States along with a rebranding effort.

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

On August 4, 2022, we entered into a credit agreement with certain lenders who agreed to extend a credit facility to us consisting of up to $75 million (which amount may be increased up to $150 million in accordance with the terms of the agreement) in aggregate principal amount of term loan commitments, the proceeds of which may be used to acquire assets that are deemed eligible by meeting certain criteria established by an administrative agent party to the credit agreement.

In connection with our acquisition of the assets of Your Super, Inc., on October 27, 2022, we received a $3 million loan under the credit facility referenced above. As an inducement for the loan and for a waiver of certain terms of the credit facility with respect to this loan, we issued to the administrative agent for the credit facility an amended and restated warrant increasing the number of warrant shares we had initially granted to the administrative agent from 1,300,123 shares of our seed preferred stock to 1,560,148 shares of this stock. In addition, Your Super HLCO LLC, our indirectly wholly owned subsidiary that we established to house the acquired assets of Your Super, Inc. and to run our new Your Super business, entered into a supplemental agreement to the credit agreement with the administrative agent of the credit facility pursuant to which Your Super HLCO LLC pledged all of its assets to the administrative agent as collateral for the $3 million loan.

During the quarter ended December 31, 2022, we commenced operations of our business encompassing the Your Super acquired assets generating revenue of approximately $2,374 with gross profit of $895.  The Company added five employees to its US based operations and nine employees to its European based operations as a result of the acquisition.

Results of Operations

Reported in Thousands

Three months Ended December 31, 2022, compared to the three months ended December 31, 2021

Revenue

During the three months ended December 31, 2022, the Company generated revenues of $2,374 as compared to $0 in the three months ended December 31, 2021.  Cost of revenue in the three months ended December 31, 2022 was $1,479 as compared to $0 in the prior comparative period and the Company reported gross profits of $895 at December 31, 2022 compared to $0 in the three months ended December 31, 2021.  The increase in revenues period over period is related to the Company’s acquisition of the Your Super assets in October 2022.

Operating Loss

The Company had an operating loss of $3,024 for the three-month period ended December 31, 2022, as compared to an operating loss for the three-month period ended December 31, 2021, of $484. The substantial increase to our current period loss is a direct result of an increase in operational expenses of $4,485, consisting of increases to general and administrative expenses of $2,872, predominantly related to stock based compensation in the current three month period, an increase to professional and consulting fees of $730 related to the completion of certain transactions whereby we acquired operating assets in the wellness sector,  and an increase to management fees of $247 again as a result of the increase to our workforce as a result of the acquisition of new operations.  In addition, during the current three month period we incurred advertising and marketing expenses of $340 and shipping and logistics costs of $296 with no comparative expenses in the three months ended December 31, 2021. These increased costs were a result of the Company’s expansion into the health and wellness sector.

The following table summarizes key items of comparison and their related increase for the three-month periods ended December 31, 2022 and December 31, 2021.

Reported in thousands	Three months ended December 31,		Change between the three-month periods ended December 31,
	2022	2021	2022 and 2021
Revenue	$2,374	$-	$2,374
Cost of revenue	1,479	-	1,479
Gross profit	895	-	895

Operating expenses
Advertising and marketing	340	-	340
Shipping and logistics	296	-	296
General and Administrative	2,900	28	2,872
Professional and Consulting fees	1,032	302	730
Management fees	401	154	247
Total operating expenses	$4,969	$484	$4,485

Other Income / Expenses

For the three months ended December 31, 2022, the Company recorded interest expenses of $336, a gain on foreign currency of $372 and other income of $1,014, with no comparative expenses in the three months ended December 31, 2021.  Interest incurred relates predominantly to a credit facility obtained by the Company in August 2022.  Other income includes a gain of $1,104 from the settlement of certain outstanding debts acquired with the operating assets from Your Super for less than face value during the current three-month period ended December 31, 2022.

Net Loss

The Company recorded a net loss of $3,024 at December 31, 2022 as compared to a net loss of $484 at December 31, 2021.

Six months Ended December 31, 2022, compared to the three months ended December 31, 2021

Reported in Thousands

Revenue

During the six months ended December 31, 2022, the Company generated revenues of $2,374 as compared to $0 in the six months ended December 31, 2021.  Cost of revenue in the six months ended December 31, 2022 was $1,479 as compared to $0 in the prior comparative period and the Company reported gross profits of $895 at December 31, 2022 compared to $0 in the six months ended December 31, 2021.

Operating Loss

The Company had an operating loss of $11,645 for the six-month period ended December 31, 2022, as compared to an operating loss for the six-month period ended December 31, 2021, of $1,079. The substantial increase to our current period loss is a direct result of an increase in operational expenses of $10,566, consisting of increases to general and administrative expenses of $5,115, predominantly related to stock based compensation in the current six month period of $3,582, an increase to professional and consulting fees of $4,198, predominantly related to the issuance of certain share purchase warrants in respect to a financing line valued at $4,052 and increased legal fees as a result of the completion of certain transactions whereby we acquired operating assets in the wellness sector,  and an increase to management fees of $617, again as a result of the increase to our workforce as a result of the acquisition of new operations.  In addition, during the current six month period we incurred advertising and marketing expenses of $340 and shipping and logistics costs of $296 with no comparative expenses in the six months ended December 31, 2021. These increased costs were a result of the Company’s expansion into the health and wellness sector with three new operating subsidiaries.

The following table summarizes key items of comparison and their related increase for the six-month periods ended December 31, 2022 and December 31, 2021.

Six Months ended December 31 2022 and 2021

Reported in thousands	Six months ended December 31,		Change between the Six-month periods ended December 31,
	2022	2021	2022 and 2021
Revenue	$2,374	$-	$2,374
Cost of revenue	1,479	-	1,479
Gross profit	895	-	895

Operating expenses
Advertising and marketing	340	-	340
Shipping and logistics	296	-	296
General and Administrative	5,149	34	5,115
Professional and Consulting fees	5,089	891	4,198
Management fees	771	154	617
Total operating expenses	$11,645	$1,079	$10,566

Other Income / Expenses

For the six months ended December 31, 2022, the Company recorded interest expenses of $940 including $562 paid as financing costs, a gain on foreign currency of $372 and other income of $1,014, with no comparative expenses in the six months ended December 31, 2021.  Interest incurred relates predominantly to a credit facility obtained by the Company in August 2022.  Other income includes a gain of $1,014 from the settlement of certain outstanding debts acquired with the operating assets from Your Super for less than face value during the current six-month period ended December 31, 2022.

Statements of Cash Flows

December 31, 2022 and 2021

The following table summarizes our cash flows for the periods presented:

Reported in thousands	December 31, 2022	December 31, 2021
Net cash (used in) provided by operating activities	$(3,580)	$41
Net cash used in investing activities	(1,677)	-
Net cash provided by financing activities	3,104	1,074
Foreign Exchange Rate effect on cash	(31)	-
Increase (decrease) in cash	(2,184)	1,115
Cash end of period	$4,308	$1,115

Cash Used in Operating Activities

Reported in Thousands

Net Cash used in operating activities for the six months ended December 31, 2022 was $3,580 as compared to $41 provided by operating activities in the six months ended December 31, 2021.

Changes in operating activities in the six months ended December 31, 2022, include various adjustments to reconcile the net loss to net cash used in the current six months including $79 in depreciation and amortization, $3,582 as stock based compensation, $4,052 in respect to certain warrants issued as a financing cost relative to a line of credit obtained by the Company in August 2022, a gain from non-operating expenses of $1,060, predominantly related to the gain from settlement of certain debts acquired with the assets of Your Super for less than face value, and a gain from foreign currency translation of $326, all with no comparative balances in the prior six months ended December 31, 2021

Changes in operating assets and liabilities in the current six months ended December 31, 2022 include an increase in advances to vendors of $181, an increase to prepaid expenses of $102, an increase to sales tax payable of $48, an increase to accounts receivable of $482 and an increase to inventories of $712, with no comparative balances in the six months ended December 31, 2021. All relating to the acquisition of certain operating assets from Your Super, Inc.  Accounts payable decreased by $1,190 in the current six month period as compared to an increase of $56 in the prior comparative six months and contract liabilities increased by $81 with no comparative balance in the prior six months ended December 31, 2021.  In the six months ended December 31, 2021 the Company recorded an increase to accounts payable, related party of $65 compared to an increase of $77 in the current six month period, and an increase to subscriptions payable of $1,000 with no comparable balance in the current six months ended December 31, 2022.

Cash provided by Investing Activities

During the six months ended December 31, 2022, investing activities as a result of the acquisition of the assets of Your Super, Inc. used net cash of $1,677 which was comprised of cash acquired on acquisition of $322, a cash payment in respect of the acquisition of $2,000, a refund on a previously submitted trademark application of $2 and a security deposit of $1.  During the six months ended December 31, 2021, there were no investing activities.

Cash Provided by Financing Activities

During the six months ended December 31, 2021, financing activities provided net cash of $1,074, which was comprised of proceeds from the sale of seed preferred stock of $650 and proceeds from related party advances of $424.   During the six months ended December 31, 2022, financing activities provided net cash of $3,104, which was comprised of proceeds from the sale of seed preferred stock of $100, advances from related parties of $4 and proceeds from a credit facility of $3,000.

Liquidity and Capital Resources

Reported in Thousands

Our balance sheet as of December 31, 2022, reflects current assets of $9,630 consisting of $4,308 cash on hand, accounts receivable of $414, prepaid expenses of $664, inventory of $4,111, advances to vendors and other current assets of cumulative $133. We had working capital deficit of $1,655 (June 30, 2022- working capital of $6,107) and have reported accumulated losses to date of $18,895. The Company has commenced revenue generating operations in the wellness sector; however, revenues are not yet sufficient to meet ongoing operational expenditures. During the six months ended December 31, 2022, the Company entered into a credit agreement with certain lenders who agreed to extend a credit facility to the Company consisting of up to $75,000 (which amount may be increased up to $150,000 in accordance with the terms of the agreement) in aggregate principal amount of term loan commitments, the proceeds of which may be used to acquire assets that are deemed eligible by meeting certain criteria. During the six months ended December 31, 2022, the Company drew down $3,000 under the credit facility to finance the acquisition of additional operating assets.  The Company believes it has sufficient capital to operate over the next twelve months.

Going Concern

The Company had a working capital deficit of $1.7 million at December 31, 2022. During the year ended June 30, 2022, the Company entered into private placement subscription agreements to raise a total of $10 million by sale of seed preferred stock at $2 per share, of which the Company has collected $9.32 million, with the remaining $0.68 million expected to be collected in fiscal 2023. The Company sold an additional 50,000 shares of seed preferred stock at $2 per share of which $0.1 million has been collected to date. The Company has commenced operations in the wellness sector initially through the acquisition of NOEO and more recently with the acquisition of the Your Super, Inc. assets. During the six months ended December 31, 2022, the Company entered into a credit agreement with certain lenders who agreed to extend a credit facility to the Company consisting of up to $75 million (which amount may be increased up to $150 million in accordance with the terms of the agreement) in aggregate principal amount of term loan commitments, the proceeds of which may be used to acquire assets that are deemed eligible by meeting certain criteria. In October 2022, the Company finalized the acquisition of the Your Super, Inc. assets with substantive recurring revenue in the wellness sector, the results of which are reflected in the quarter ended December 31, 2022. The continuation of the Company as a going concern is dependent upon the ability to attain profitable operations from the Company’s future planned business operations and sufficient financing to carry out those plans. If the Company is unable to obtain adequate capital as needed, or conduct revenue generating operations, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

COVID-19 Pandemic and other factors

While it appears the COVID-19 pandemic has subsided and the global economy is focused on recovery, the impact of COVID-19 could continue to have an adverse impact on the Company going forward. COVID-19 caused significant disruptions to the global financial markets, which may continue to impact the Company’s ability to raise additional capital and to pursue certain acquisitions. Additional factors which may impact the Company’s ongoing operations include, but are not limited to, inflation, potential supply chain issues as a result of the aforementioned recovery from the COVID-19 pandemic, the recent war in the Ukraine and climate change. These events may have serious adverse impact on domestic and foreign economies which may impact the Company’s operations as a result of a variety of factors including the potential for reduced consumer spending.  The Company is unable to predict the ongoing impact of these factors on the Company’s consolidated financial operations. There are no assurances that the Company will be able to meet its obligations, raise funds or conclude the acquisition of identified businesses.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of its assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and the Company includes any revisions to its estimates in its results for the period in which the actual amounts become known. Significant estimates in the period include the preliminary purchase price allocation with respect to the acquisition of the assets and liabilities of Your Super Inc., the allowance for doubtful accounts on accounts and other receivables, inventory allowance and impairment, valuation and useful lives of fixed assets, valuation of common stock and stock warrants, stock option valuations, imputed interest on due to related parties, and deferred tax valuation allowance.

Inventories

Inventories consist primarily of raw materials, work-in-process (blended superfood powder) and finished goods. Finished goods and work-in-process include direct material, third-party blender, and other overhead costs involved in manufacturing for e-commerce sales. The Company values inventory using the standard costing method whereunder product costs are allocated based on standard rates for materials, labor, and overhead. The Company analyses actual costs at regular intervals and accounts for any variance in its costs of goods sold. Inventories are stated at the lower of cost or net realizable value, with cost determined using the first-in first-out method. Inventories have been reduced by an allowance for excess, obsolete and unsaleable inventories. The allowance is an estimate based on our management’s review of inventories on hand compared to estimated future usage and sales. The Company performs cycle counts of inventories at its warehouse and distribution center throughout the year. An allowance for inventory shrinkage is established for estimated inventory shrinkage since the last physical inventory date through the reporting date.

Goodwill and Intangibles

Goodwill represents the excess of the purchase price over the fair market value of the net assets (including intangibles) acquired on October 13, 2022. The Company has implemented the Business Combinations Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other. Goodwill and tradename are deemed to have an indefinite life, customer/distributor relationships have a definite life of approximately 5 years and non-compete provisions with key employees have a definite life of approximately 4 years. Goodwill and indefinite life intangible assets are not amortized but are subject to, at a minimum, annual impairment tests.  The Company expenses costs to maintain or extend intangible assets as incurred.

The Company reviews intangible assets (with a definite life), excluding goodwill and tradenames, for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable.  We measure the recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets are expected to generate.  If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value of the asset exceeds its fair value.  There were no impairments for the periods presented.

The Company tests goodwill, accreditation and trade names for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired.  There were no goodwill, accreditation or trade names impairments for the periods presented.  Amortization of customer relationships and non-compete agreements on a straight-line basis totaled $63 in the three-month period ended December 31, 2022.

Stock-Based Compensation

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of December 31, 2022, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our internal controls and procedures are not effective for the following reasons: (i) the Company’s processes for gathering, analyzing and reporting information in a timely manner in accordance with the Exchange Act has been ineffective in the most recent financial report period and, (ii) the Company currently has no formal audit committee with a financial expert, and thus the Company’s board performs the oversight role within the financial reporting process.

In order to mitigate the foregoing material weakness, we have engaged additional management and outside accounting consultants with significant experience in the preparation of financial statements in conformity with GAAP to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity with GAAP and submitted in a timely manner. Further, it is the intent of management to establish an audit committee compliant with the regulations to ensure adequate board oversight going forward. We will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate.

We are currently hiring additional staff to provide an even greater segregation of duties. Management will continue to assess this matter to determine whether improvement in segregation of duty is adequately established. In addition, we have expanded our board to include independent members and may add additional independent directors, if and when deemed necessary.

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

Certain legal and arbitration proceedings settled in the three months ended December 31, 2022 are detailed below:

A complaint filed in July 2022 in the Superior Court for the State of California, County of Santa Clara, by Spinaca Farms, Inc (“Plaintiff”), a supplier of Your Superfoods alleging (i) non-payment of certain invoices and (ii) a claim for reimbursement of certain custom products held by the Plaintiff, was settled effective November 7, 2022 for certain cash consideration following which the complaint was dismissed.

An arbitration proceeding commenced in September 2022 against Your Superfoods, Inc. by Power Digital Marketing, a service provider of Your Superfoods was settled for certain cash consideration in November 2022, and the arbitration proceeding was dismissed.

ITEM 1A. RISK FACTORS

Please refer to the disclosure contained in “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on October 12, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 10, 2022, the Company issued one of its vendor a warrant to purchase 150,000 restricted shares of the Company’s common stock at an exercise price of $2.00 per share under a certain Tri-Party Assignment and Settlement Agreement. This Warrant vests over a period of two years, pro rata on a monthly basis, beginning on November 10, 2022. The Warrant will terminate on the seventh anniversary of the closing date and will be subject to customary adjustments of the warrant price and number of shares for splits, stock dividends, recapitalizations and the like.

On January 26, 2023, we entered into a definitive agreement with one U.S. accredited investor to issue 75,000 shares of our common stock, $0.001 par value per share, in a private placement. Under the terms of the agreement, we sold these shares at $2.00 per share for aggregate proceeds of $150,000.

On February 13, 2023, the Company received $150,000 in cash proceeds from an existing shareholder for the purchase of an additional 75,000 shares of Seed Preferred Stock at $2 per share. The shares were not yet issued as of the date of this report.

The securities sales referenced above were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act as not involving a public offering, and Regulations D and S, thereunder. These sales were made without any form of general solicitation to sophisticated investors and with full access to any information requested by the investors regarding us and the securities they purchased.

There were no other sales of equity securities during the period covered by this Report that were not registered under the Securities Act and/or were not previously reported in a Current Report on Form 8-K filed by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On October 14, 2022, subsidiary Your Super HLCO LLC entered into an employment agreement, with Mr. Michael Kuech in respect to his role as President of Your Super HLCO LLC pursuant to which Mr. Kuech is entitled to an initial  annual gross salary of $225,000 and €30,000.00. Upon mutual agreement of terms, Mr. Kuech will receive options to purchase 300,000 shares of restricted common stock of the Company subject to certain vesting conditions.

Also on October 14, 2022, Your Super HLCO LLC entered into a consulting agreement with Kristel De Groot, spouse of Mr. Kuech pursuant to which Ms. Groot was appointed as Chief Brand Officer of the Business on an independent contractor basis. Under this agreement, Ms. Groot’s annual salary paid to her controlled corporation, Ganesh Ventures Ltd., will be $225,000, and upon mutually agreeable terms. Ms. De Groot will be granted options to purchase 300,000 shares of restricted common stock of the Company subject to certain vesting conditions.

On December 21, 2022, with an effective date of January 23, 2023, the Company entered into an employment agreement with Neel Naik.  Under the terms of the agreement, Mr. Naik will fill the position of Vice President and Head of Financial Operations, reporting jointly to the Company’s CEO and CFO. The agreement provides for an annual salary of $185,000. Further, under the terms of the employment agreement, upon mutual agreement of the exercise price, Mr. Naik will be granted a total of 700,000 incentive stock options, vesting over a four (4) year period, with 25% of the Option Shares vesting on the 12-month anniversary of the Vesting Start date, and thereafter at a rate of 1/48 each month. Mr Naik is eligible to participate in the Company’s employee benefit plans, when adopted, and is eligible to receive an annual bonus at the discretion of the Board.

On January 24, 2023, with an effective date of February 6, 2023, the Company entered into an employment agreement with Daniel Carmody.  Under the terms of the agreement, Mr. Carmody will fill the position of Senior Manager of Growth and Retention, reporting directly to the Company’s Chief Marketing Officer. The agreement provides for an annual salary of $145,000. Further, under the terms of the employment agreement, upon mutual agreement of the exercise price, Mr. Carmody will be granted a total of 200,000 incentive stock options, vesting over a four (4) year period, with 25% of the Option Shares vesting on the 12-month anniversary of the Vesting Start date, and at a rate of 1/48 each month thereafter. Mr Carmody is eligible to participate in the Company’s employee benefit plans, when adopted.

On February 21, 2023, the Company entered into a Separation Agreement and Release of Claims with Amit Kapur (the “Separation Agreement”), pursuant to which Mr. Kapur’s employment with the Company as Chief Financial Officer pursuant to the executive offer letter agreement between the Company and Mr. Kapur dated June 2, 2022 (the “Employment Agreement”), and roles as Treasurer and Secretary of the Company, will terminate effective March 3, 2023 (the “Separation Date”).

Effective on the Separation Date, the Board of Directors of the Company appointed Justin E. Figgins, the Company’s Head of Strategy and M&A, as the Company’s Chief Financial Officer, Treasurer, and Corporate Secretary on an interim basis, until such time as the Company’s Board of Directors appoints his successor. In his capacity as interim Chief Financial Officer, Mr. Figgins shall also succeed Mr. Kapur as the principal financial officer of the Company.

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

3.2	Certificate of Amendment filed with the Nevada Secretary of State on July 19, 2022 (incorporated by reference to our Current Report on Form 8-K filed on July 25, 2022)
3.3	Amended and Restated By-laws (incorporated by reference to our Annual Report on Form 10-K filed on October 12, 2022).
4.1	Amended and Restated Warrant dated August 4,2022 issued to Westmount Group LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 15, 2022)
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
10.6

Supplement to Guarantee and Collateral Agreement dated as of August 4, 2022 between Your Super HLCO LLC and Westmount Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 15, 2022)

10.7	Limited Waiver to Credit Agreement originally dated August 4, 2022, as of October 27, 2022 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 15, 2022)
10.8	Separation Agreement and Release of Claims, dated February 21, 2023, between the Company and Amit Kapur. (incorporated by reference to our Current Report on Form 8-K filed on February 27, 2023)
10.9	Amendment to Restricted Stock Award Agreement, dated February 21, 2023, between the Company and Amit Kapur. (incorporated by reference to our Current Report on Form 8-K filed on February 27, 2023)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
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

(32)	Section 1350 Certifications
32.1*	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32.2*	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS#	INLINE XBRL INSTANCE DOCUMENT (THE INSTANCE DOCUMENT DOES NOT APPEAR IN THE INTERACTIVE DATA FILE BECAUSE ITS XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT)
101.SCH#	INLINE XBRL TAXONOMY EXTENSION SCHEMA
101.CAL#	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF#	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB#	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE#	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104#	COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)

*Filed herewith

#To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HEALING COMPANY INC.

Date: February 28, 2023	By:	/s/ Simon Belsham
Simon Belsham
Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2023	By:	/s/ Amit Kapur
Amit Kapur
Principal Financial and Accounting Officer

