Form 10-Q
period 2023-03-31
Healing Co Inc.
filed 2023-05-19
CIK 1441082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

(Commission File Number) 000-56551

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

As of May 18, 2023, there were 51,734,920 shares of the registrant’s common stock issued and outstanding.

The Healing Company Inc.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

3

The Healing Company Inc.

Condensed Consolidated Balance Sheets

(Stated in U.S. Dollars)

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2023	June 30, 2022
		(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$3,087	$6,492
Accounts receivable, net	501	-
Prepaid expenses	1,338	85
Inventory, net	4,024	-
Advances to vendors	129	-
Other current assets	231	-
Total Current Assets	9,310	6,577

Property and equipment	51	-
Intangible assets, net	2,120	11
Goodwill	8,793	-
Security deposits	2	-
Deferred income tax	8	-
Total Assets	$20,284	$6,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	6,517	256
Accounts payable – related party	318	38
Contract liabilities	3,166	-
Loan	4,873	-
Loan payable – related party	171	165
Advances payable – related parties	3	3
Other current liability	1,369	8
Sales tax payable	118	-
Total Current Liabilities	16,535	470

Total Liabilities	$16,535	$470

Stockholders’ Equity
Preferred Shares – 10,000,000 authorized, $0.001 par value
Seed Preferred Shares, 7,800,000 designated, $0.001 par value, of which 4,885,000 and 4,660,000 are issued and outstanding as of March 31, 2023, and June 30, 2022, respectively	$5	$5
Common Shares – 290,000,000 authorized, $0.001 par value, 52,529,920 and 44,004,920 shares issued and outstanding as at March 31, 2023 and June 30, 2022, respectively	53	44
Additional Paid-in Capital	28,592	14,653
Deferred compensation	(3,663)	-
Accumulated Deficit	(21,061)	(8,591)
Other Comprehensive Income (loss)	(177)	7
Total Stockholders’ Equity	3,749	6,118
Total Liabilities and Stockholders’ Equity	$20,284	$6,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Healing Company Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Stated in U.S. Dollars)

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2023	2022	2023	2022
Revenue	$3,185	$-	$5,559	$-
Cost of revenue	1,363	-	3,138	-
Gross profit	1,822	-	2,421	-

Operating expenses
Advertising and marketing	935	-	1,275	-
General and Administrative	1,412	154	6,561	188
Professional and Consulting fees	1,362	411	6,451	1,302
Management fees	382	174	1,153	328
Total operating expenses	4,091	739	15,440	1,818

Other income (expenses)
Interest expenses, net	(196)	-	(1,136)	-
Foreign currency gain (loss), net	(5)	-	367	-
Other income	304	-	1,318	-
Total other income	103	-	549	-

Loss from Operations before provision for income tax	(2,166)	(739)	(12,470)	(1,818)

Provisions for income taxes	-	-	-	-

Net loss	$(2,166)	$(739)	$(12,470)	$(1,818)

Other comprehensive income (expense)
Foreign currency translation adjustment	202	-	(184)	-
Total comprehensive income (loss)	$(1,964)	$-	$(12,654)	$-

Basic and Diluted Loss Per Common Share	$(0.04)	$(0.02)	$(0.26)	$(0.04)

Weighted average number of common shares used in per share calculations	51,407,420	44,001,312	48,658,858	44,000,431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Healing Company Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

 (Stated in U.S. Dollars)

(in thousands, except share and per share amounts)

(Unaudited)

	Seed Preferred Stock		Common Stock		Additional Paid-in	Deferred	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	Equity
Balance June 30, 2022	4,660,000	$5	44,004,920	$44	$14,653	$-	$7	$(8,591)	$6,118
Issuance of stock awards	-	-	3,700,000	4	11,986	(11,990)	-	-	-
Stock based compensation – stock awards	-	-	-	-	-	1,033	-	-	1,033
Stock based compensation – stock options	-	-	-	-	795	-	-	-	795
Warrants issued as financing cost	-	-	-	-	3,628	-	-	-	3,628
Net loss	-	-	-	-	-	-	-	(7,280)	(7,280)
Foreign Currency Translation	-	-	-	-	-	-	12	-	12
Balance September 30, 2022	4,660,000	$5	47,704,920	$48	$31,062	$(10,957)	$19	(15,871)	$4,306

Issuance of Seed Preferred Stock for cash	50,000	-	-	-	100	-	-	-	100
Stock based compensation – stock awards	-	-	-	-	-	874	-	-	874
Stock based compensation – stock options	-	-	-	-	880	-	-	-	880
Stock and warrants issued under acquisition agreement	-	-	3,200,000	3	1,180	-	-	-	1,183
Vested warrants under debt settlement	-	-	-	-	24	-	-	-	24
Additional warrants issued as financing cost	-	-	-	-	424	-	-	-	424
Net loss	-	-	-	-	-	-	-	(3,024)	(3,024)
Foreign Currency Translation	-	-	-	-	-	-	(398)		(398)
Balance December 31, 2022	4,710,000	$5	50,904,920	$51	$33,670	$(10,083)	$(379)	(18,895)	$4,369

Stock issued under acquisition agreement	-	-	1,400,000	2	208	-	-	-	210
Issuance of Seed Preferred Stock for cash	175,000	-	-	-	350	-	-	-	350
Issuance of common stock for cash	-	-	125,000	-	250	-	-	-	250
Exercise of options	-	-	100,000	-	-	-	-	-	-
Stock based compensation – stock awards, net of forfeitures in the period	-	-	-	-	(6,544)	6,420	-	-	(124)
Stock based compensation – stock options	-	-	-	-	623	-	-	-	623
Vested warrants under debt settlement	-	-	-	-	35	-	-	-	35
Net loss -	-	-	-	-	-	-	-	(2,166)	(2,166)
Foreign Currency Translation	-	-	-	-	-	-	202	-	202
Balance March 31, 2023	4,885,000	$5	52,529,920	$53	$28,592	$(3,663)	$(177)	(21,061)	$3,749

	Seed Preferred Stock		Common Stock		Additional Paid-in	Deferred	Other Comprehensive	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	Deficit
Balance June 30, 2021	-	$-	44,000,000	$44	$-	-	-	$(327)	$(283)
Loss-- for the period	-	-	-	-	-	-	-	(595)	(595)
Balance September 30, 2021	-	$-	44,000,000	$44	$-	-	-	(922)	$(878)
Issuance of Seed Preferred Stock for cash	325,000	$-			650	-	-	-	650
Loss for the period	-	-	-	-	-	-	-	(484)	(484)
Balance December 31, 2021	325,000	$-	44,000,000	$44	$650	-	-	$(1,406)	(712)
Issuance of Seed Preferred Stock for cash	500,000	-	-	-	1,000	-	-	-	1,000
Issuance of common stock for cash	-	-	4,920	-	9	-	-	-	9
Loss for the period	-	-	-	-	-	-	-	(739)	(739)
Balance March 31, 2022	825,000	$-	44,004,920	$44	$1,659	$-	$-	$(2,145)	(442)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Healing Company Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

 (Stated in U.S. Dollars)

	For the nine months ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,470)	$(1,818)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	157	-
Stock based compensation	4,081	-
Warrants issued as financing cost	4,052	-
Gain on settlement of debt	(1,060)	-
Foreign currency gain	(319)	-
Change in deferred income taxes	(227)	-
Change in operating assets and liabilities:
Vendor cash advances	129	-
Prepaid expenses	(22)	(139)
Accounts receivable	472	-
Sales tax payable	6	(4)
Inventories	1,056	-
Accounts payable	(1,115)	149
Accounts payable and accrued expenses – related party	280	9
Contract liabilities	(163)	-
Net cash (used in) provided by operating activities	(5,143)	(1,803)

Cash flows from investing activities:
Cash acquired under acquisition	595	-
Payment under acquisition	(4,500)	(20)
Intangible assets		(8)
Refund on trademark registration	2	-
Security deposits	64	-
Net cash used in investing activities	(3,839)	(28)

Cash flows from financing activities:
Proceeds from sale of Seed Preferred Stock and common stock	700	1,659
Advances payable – related parties	-	397
Proceeds from loan payable	4,873	-
Net cash provided by financing activities	5,573	2,056

Effect of exchange rate changes on cash and cash equivalents	4	-
Net (decrease) increase in cash and cash equivalents	(3,405)	225
Cash and cash equivalents at beginning of period	6,492	-
Cash and cash equivalents at end of period	$3,087	$225

Supplemental cash flow information:
Cash paid for interest	$323	$-
Cash paid for income taxes	$-	$-

Supplemental Non-Cash Investing and Financing Information:
Net assets acquired from acquisition (excluding cash)	$(4,752)	$-
Intangible assets acquired from acquisition	$2,238	$-
Goodwill	$8,793	$-
Debt settled with common stock warrant	$472	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2023

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Historical Information

The Healing Company Inc. (formerly “Lake Forest Minerals), a Nevada corporation, (hereinafter referred to as the “Company”) was incorporated in the State of Nevada on June 23, 2008. The Company was originally formed to engage in the acquisition, exploration and development of natural resource properties of merit.

Currently, the Company is an emerging health and wellness company that has identified the need for a change to healthcare, where conventional medicine and alternative healing can both be drawn on to provide a world of integrated healing encompassing conventional medicine and alternative medicine.

With the acquisition of NOEO GmbH (“NOEO”) on March 10, 2022, and the onboarding of a new management team, the Company commenced operations in the health and wellness sector.

Current Information

On March 3, 2023, the Company and Chopra HLCO LLC, a Delaware limited liability company and indirect wholly owned subsidiary of the Company (“Chopra HLCO”) (collectively the “Buyer”) simultaneously (i) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Chopra Global, LLC, a Delaware limited liability company (“Seller”), and solely with respect to certain specified indemnification provisions of the Purchase Agreement, Deepak Chopra, the majority member of Seller, to acquire (the “Acquisition”) certain assets of Seller (the “Purchased Assets”) and certain liabilities related to Seller’s business activities involving the Chopra Global Digital, Chopra Global Licensing and Chopra Global Products assets (these business activities are referred to herein as the “Chopra Business”) and (ii) closed the Acquisition (the “Closing”). Following the Closing, the Purchased Assets are being held by, and the Chopra Business is being operated through, Chopra HLCO.  The consideration paid and payable by Buyer for the Purchased Assets is an aggregate purchase price (the “Purchase Price”) of up to Five Million Dollars ($5,000,000) in cash plus newly issued shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). One Million Dollars ($1,000,000) of the cash portion of the Purchase Price was paid to Seller on March 3, 2023, along with the issuance to Seller of One Million Four Hundred Thousand 1,400,000) shares (the “Closing Shares”) of the Common Stock. A deferred cash payment of Two Million Five Hundred Thousand Dollars ($2,500,000) was paid to Seller prior to March 31, 2023.  In addition, Seller may receive certain Earnout payments of up to $3 million by way of cash and shares upon certain terms and conditions.

Basis of Presentation

These condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”). The Company’s fiscal year end is June 30. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The unaudited financial statements for the three and nine months ended March 31, 2023, are not necessarily indicative of the results for the remainder of the fiscal year. As such, the information included in the condensed consolidated financial statements for the three and nine months ended March 31, 2023, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Form 10-K for the Company’s fiscal year ended June 30, 2022, as filed with the Securities and Exchange Commission (the “SEC”).

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2023

Going Concern

The Company had a working capital deficit of $7.225 million on March 31, 2023. During the year ended June 30, 2022, the Company entered into private placement subscription agreements to raise a total of $10 million by the sale of seed preferred stock at $2 per share, of which the Company has collected $9.66 million, with the remaining $0.34 million expected to be collected in before June 30, 2023. During the current nine months ended March 31, 2023, the Company sold an additional 50,000 shares of seed preferred stock at $2 per share for proceeds of $0.1 million and 125,000 shares of common stock at $2 per share for proceeds of $250,000, all of which has been collected to date. Subsequent to March 31, 2023, the Company raised an additional $1.5 million through the sale of an additional 750,000 shares of its Common Stock. The Company has commenced operations in the wellness sector initially through the acquisition of NOEO and more recently with the acquisition of the Your Super and Chopra Business assets. During the nine months ended March 31, 2023, the Company entered into a credit agreement with certain lenders (the “Lenders”) who agreed to extend a credit facility to the Company consisting of up to $75 million (which amount may be increased up to $150 million in accordance with the terms of the agreement) in aggregate principal amount of term loan commitments (the “Term Loans”)), the proceeds of which may be used to acquire assets that are deemed eligible by meeting certain criteria. To date, the Company has been funded $4.87 million under the terms of this agreement in order to facilitate the purchase of operating assets.  The continuation of the Company as a going concern is dependent upon the ability to attain profitable operations from the Company’s existing and planned future business operations and sufficient financing to carry out those plans. If the Company is unable to obtain adequate capital as needed, or conduct revenue generating operations, the Company may be required to reduce the scope, delay, or eliminate some or all of its existing and planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

COVID-19 Pandemic and other factors

While the World Health Organization has recently declared that the COVID-19 pandemic is no longer a public health emergency of international concern and the global economy is focused on recovery, the impact of COVID-19 could continue to have an adverse impact on the Company going forward. COVID-19 caused significant disruptions to the global financial markets, which may continue to impact the Company’s ability to raise additional capital and to pursue certain acquisitions. Additional factors which may impact the Company’s ongoing operations include, but are not limited to, inflation, potential supply chain issues as a result of the aforementioned recovery from the COVID-19 pandemic, the recent war in the Ukraine and climate change. These events may have serious adverse impact on domestic and foreign economies which may impact the Company’s operations as a result of a variety of factors including the potential for reduced consumer spending.  The Company is unable to predict the ongoing impact of these factors on the Company’s consolidated financial operations. There are no assurances that the Company will be able to meet its obligations, raise funds or conclude the acquisition of identified businesses.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of The Healing Company, Inc. and its 100% controlled subsidiaries, NOEO GmBH, NOEO, Inc., HLCO Borrower LLC, Your Super HLCO, LLC, Chopra HLCO LLC and the Your Super HLCO, LLC subsidiaries. All significant intercompany balances and transactions have been eliminated. “The Healing Company”, the “Company”, “we”, “our” or “us” is intended to mean The Healing Company, including the subsidiaries indicated above, unless otherwise indicated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of its assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and the Company includes any revisions to its estimates in its results for the period in which the actual amounts become known. Significant estimates in the period include the preliminary purchase price allocation with respect to the acquisition of the assets and liabilities of Your Super Inc. and Chopra HLCO, the allowance for doubtful accounts on accounts and other receivables, inventory allowance and impairment, valuation and useful lives of fixed assets, valuation of common stock and stock warrants, stock option valuations, imputed interest on due to related parties, and deferred tax valuation allowance.

 The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2023

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

Translation of amounts from Euro into US$ has been made at the following exchange rates for the periods ended March 31, 2023 and June 30, 2022:

	March 31, 2023	June 30, 2022
Period-end Euro: US$ exchange rate	$1.0842	$1.0476
Period average Euro: US$ exchange rate	$1.0428	$1.0725

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

Cash and Cash Equivalents

The Company defines cash and cash equivalents as highly liquid investments with original maturities of 90 days or less at the time of purchase. The Company also considers amounts in transit from payment processors for customer credit card and debit card transactions to be cash and cash equivalents. At March 31, 2023 and June 30, 2022, the Company’s cash and cash equivalents consisted primarily of cash held in checking accounts, and payment in transit from payment processors for customer credit card and debit card transactions. As of March 31, 2023 and June 30, 2022, the cash and cash equivalent was $3.1 million and $6.5 million, respectively.

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

The Company currently has bank deposits with financial institutions in the U.S. which exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000, so there were cumulative uninsured balances of $1,754 and $6,242 in the parent and its US based subsidiaries as of March 31, 2023 and June 30, 2022, respectively. There were no uninsured bank deposits with a financial institution outside the U.S. All uninsured bank deposits are held at high quality credit institutions.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2023

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated net of an allowance for doubtful accounts. When management becomes aware of circumstances that may decrease the likelihood of collection to a point where a receivable is no longer probable of being collected, it records an allowance against amounts due, which reduces the receivable to the amount that management reasonably believes will be collected. For all other customers, management determines the adequacy of the allowance based on historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss associated with specific accounts. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2023 and June 30, 2022, the allowance for doubtful accounts amounted to $496 and $0, respectively.

Inventories

Inventories consist primarily of raw materials, work-in-process (blended superfood powder) and finished goods. Finished goods and work-in-process include direct materials, finished product kits, finished products, third-party blender and other overhead costs involved in manufacturing for e-commerce sales. The Company values inventory using the standard costing method whereunder product costs are allocated based on standard rates for materials, labor, and overhead. The Company analyses actual costs at regular intervals and accounts for any variance in its costs of goods sold. Inventories are stated at the lower of cost or net realizable value, with cost determined using the first-in first-out method. Inventories have been reduced by an allowance for excess, obsolete and unsaleable inventories. The allowance is an estimate based on our management’s review of inventories on hand compared to estimated future usage and sales. The Company performs cycle counts of inventories at its warehouse and distribution center throughout the year. An allowance for inventory shrinkage is established for estimated inventory shrinkage since the last physical inventory date through the reporting date.

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

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2023

Goodwill and Intangibles

Goodwill represents the excess of the purchase price over the fair market value of the net assets (including intangibles) acquired on October 13, 2022 and March 3, 2023, respectively. The Company has implemented the Business Combinations Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other. Goodwill and tradename are deemed to have an indefinite life, customer/distributor relationships have a definite life of approximately 5 years and non-compete provisions with key employees have a definite life of approximately 4 years. Goodwill and indefinite life intangible assets are not amortized but are subject to, at a minimum, annual impairment tests. The Company expenses costs to maintain or extend intangible assets as incurred.

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

The Company tests goodwill, accreditation and trade names for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. There were no goodwill, accreditation or trade names impairments for the periods presented. Amortization of customer relationships and non-compete agreements on a straight-line basis totaled $126 in the nine-month period ended March 31, 2023.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets for impairment, other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. The Company had no long-lived asset impairments as of March 31, 2023 and June 30, 2022, respectively.

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

There were no contract assets at March 31, 2023 and June 30, 2022.

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

March 31, 2023

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

The Company’s total contract liability balance was $3.17 million and $0 at March 31, 2023 and June 30, 2022, respectively, of which $1.1 million primarily relates to the liability for outstanding loyalty points for Your Super and $2.06 million relates to customer subscription deposits with respect to membership fees from the Chopra wellness app which are collected in advance and amortized over the one (1) year term of the membership, advances on retreat packages and prepaid licensing fees.

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

March 31, 2023

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

The Company’s e-Commerce activities include the sale of organic nutritional superfood powder mixes online, through the Company’s website YourSuper.com and sales of the Chopra wellbeing line available at Chopra.com. During the nine-month period ended March 31, 2023, the Company’s direct to consumer sales of products accounted for 59% of total revenue.

In addition, the Company records revenue from the sale of memberships to the Chopra Wellbeing and Meditation App.  Revenues from the membership are collected in advance and recognized over the term of the membership.  Finally, the Company records net revenue in the form of commissions with respect to sales of attendance at its wellness retreats at various US based locations.

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

Cost of Revenue

Cost of revenue primarily consists of costs associated with the purchase of superfood products and materials and packaging for its Chopra wellness kits from third-party manufacturers. These costs include ingredients, packaging, third party manufacturing costs and freight-in shipping.

Product Warranties

The Company’s provision for estimated future warranty costs is based upon historical relationship of warranty claims to sales. Based upon historical sales trends and warranties provided by the Company’s, the Company has concluded that no warranty liability is required as of March 31, 2023 and June 30, 2022. To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal.

Operating Expenses

Advertising and Marketing - The Company expenses advertising cost as incurred.  Advertising costs amounted to $1.3 million and $0 for the nine-month periods ended March 31, 2023, and 2022, respectively.

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

March 31, 2023

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

Business Segments

The Company uses the “management approach” to identify its reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. Using the management approach, the Company determined that it has three operating segments: Ecommerce sales of wellness products, sales of memberships to its wellness app and operation of its wellness focused retreats.

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

March 31, 2023

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

The table below reflects the potentially dilutive securities at the end of each reporting period:

	March 31, 2023	June 30, 2022
Seed Preferred stock (Convertible to Common stock 1:1)	4,885,000	4,660,000
Seed Preferred warrants (Convertible to Common stock 1:1)	1,560,148	-
Common stock warrants	1,650,000	-
Stock options	3,391,250	3,166,250
Total	11,486,398	7,826,250

Recent Accounting Pronouncements – The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – ACQUISITIONS

Acquisition – Assets of Chopra Global, LLC

On March 3, 2023, the Company and Chopra HLCO LLC, simultaneously (i) entered into the Purchase Agreement with the Seller, and solely with respect to certain specified indemnification provisions of the Purchase Agreement, Deepak Chopra, to acquire the Purchased Assets and certain liabilities related to Seller’s business activities involving the Chopra Business and (ii) closed the Acquisition. Following the Closing, the Purchased Assets are being held by, and the Chopra Business is being operated through, Chopra HLCO.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2023

The consideration paid and payable by Buyer for the Purchased Assets is the Purchase Price of up to Five Million Dollars ($5,000,000) in cash plus newly issued shares of the Company’s Common Stock. In total, the initial cash purchase amount consists of $3.5 million in cash, of which the Company has paid $2.5 million as of March 31, 2023, with the final $1 million paid in April 2023, and 1,400,000 shares of the Company’s unregistered, restricted common stock issued on Closing. Additionally, up to three (3) earnout payments of One Million Dollars ($1,000,000) in value each (the “Earnout Payments”) may be paid to Seller, subject to and payable in accordance with earnout thresholds specified in the Purchase Agreement. Each of these Earnout Payments will be comprised of fifty percent (50%) in cash and fifty percent (50%) in shares of the Common Stock (the “Earnout Shares”). The Earnout Payments will be earned (i) for the period starting March 1, 2023 and ending December 31, 2023 if net revenue of the Chopra Business (then operated by Buyer) exceeds Five Million Nine Hundred Thousand Dollars $5,900,000; (ii) for the calendar year ending December 31, 2024 if such net revenue exceeds $11,000,000; and (iii) for the calendar year ending December 31, 2025 if such net revenue exceeds $15,000,000. The Earnout Shares will be valued at the market price at the time of issuance based on the five-day volume weighted average price of the Common Stock prior to the last day of the applicable measurement year. If the Company is taken private or undergoes a Change of Control (as defined in the Asset Purchase Agreement), any subsequent Earnout Payment will be paid 100% in cash.   The Closing Shares are restricted securities and do not carry any registration rights that require or permit the filing of any registration statement in connection with their issuance. In accordance with the terms of a lock up/leak out agreement between the Company and Chopra Global effective as of the Closing (the “Lock Up/Leak Out Agreement”), the Closing Shares are subject to a three-year lock-up (unless released earlier as described below) from the date of the Closing (the “Lock Up”) and thereafter may be released in four equal quarterly installments beginning on the first day of the fiscal quarter beginning after the third anniversary of the Closing and on the first day of each of the next three fiscal quarters (the “Leak Out”) subject to a restricted volume of no more than three percent (3%) of the volume-weighted average trading of the Common Stock over the previous five trading days.  The Closing Shares will be released from the Lock Up, but not from the Leak Out, upon (a) the closing of an underwritten, firm commitment public offering of at least $30,000,000 of the Common Stock, (b) a Change of Control or (c) the Company’s termination of reporting under the Securities Exchange Act of 1934, as amended.

The Company’s acquisition of the operating assets of Chopra Global is being accounted for as a business combination.

In order to perform the purchase price allocation, the tangible and intangible assets were valued as of March 1, 2023.

The following is a summary of the estimated fair values of acquisition costs at the date of March 1, 2023:

(Dollars in thousands)

Consideration Paid – Fair Value
Acquisition costs – Cash		$3,500
Stock issued:
Number of Shares issued:	1,400,000
Value per share	$0.15
Total stock fair value		210
Total consideration		$3,710

On March 31, 2023, a total of $2.5 million in cash consideration was paid with the remaining $1 million reflected as accounts payable, which amount was settled during April 2023.

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed and additional information regarding the intangible assets acquired:

(Dollars in thousands)

Tangible assets acquired:
Cash	$292
Inventory	245
Accounts receivable	78
Prepaid expenses and other assets	326
Total assets acquired	941

Assumed liabilities
Contract liabilities	(2,257)
Total liabilities assumed	(2,257)
Net tangible assets/(liabilities)	(1,316)

Total liabilities acquired	(1,316)
Goodwill	5,026

Total Net asset acquired	$3,710

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2023

As of March 31, 2023, no impairment of the Company’s goodwill was required.  The purchase accounting for the acquisition remains incomplete as management continues to gather and evaluate information about circumstances that existed as of the acquisition date. Measurement period adjustments will be recognized prospectively. The measurement period is not to exceed 12 months from the respective dates of acquisition.

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

On September 30, 2022, the Company entered into an asset purchase agreement (the “YS Asset Purchase Agreement”) with Your Super, Inc. ( “YS”), to acquire all of the YS’ right, title and interest in and to substantially all of the assets owned by YS used in connection with the business of Your Super, Inc. The Closing took place on October 13, 2022.

The aggregate purchase price for the ownership interests of YS as stated in the YS Asset Purchase Agreement is as follows:

*

In consideration for the sale, assignment and delivery of the YS purchased assets, the Buyer (i) waived, canceled, and forgave payment by YS of the Loan Obligation and (ii) paid the aggregate purchase price for the YS purchased assets of $8 million (the “YS Purchase Price”), payable in accordance with Section 1.4(b) of the YS Asset Purchase Agreement.

*

The YS Purchase Price for the YS purchased assets was comprised of and be payable as follows: o Equity Payment. At the Closing, the Buyer issued to YS 3,200,000 shares of Company Common Stock valued at $2.50 per share for an aggregate value of $8 million (the “Buyer Shares”), subject to lockup provisions. The Buyer Shares were issued according to applicable regulatory and compliance requirements, as restricted securities (as defined in Rule 144) and do not carry any registration rights.

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

March 31, 2023

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

As of March 31, 2023, no impairment of the Company’s goodwill, nor other intangibles with an indefinite life was required.  The purchase accounting for the acquisition remains incomplete as management continues to gather and evaluate information about circumstances that existed as of the acquisition date. Measurement period adjustments will be recognized prospectively. The measurement period is not to exceed 12 months from the respective dates of acquisition.

Following are the supplemental consolidated financial results of the Company, Your Superfoods, Inc., Your Superfoods BV and Your Superfoods GmbH and the assets of Chopra Global on an unaudited pro forma basis, as if the acquisitions had been consummated as of the beginning of the fiscal year 2022 (i.e., July 1, 2021):

	Three months ended March 31,		Nine months ended March 31,
	2023	2022	2023	2022
Revenue	$3,905	$8,378	$12,420	$30,370
Net loss from operations	$(2,106)	$(4,449)	$(10,150)	$(17,368)

Weighted average number of common shares used in per share calculations	51,407,420	44,001,312	48,658,858	44,000,431
Basic and Diluted Loss Per Common Share	$(0.04)	$(0.10)	$(0.21)	$(0.39)

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2023

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

NOTE 4 – INTANGIBLE ASSETS

The following table sets forth the details of intangible assets at March 31, 2023:

(Dollars in thousands)

Intangible assets, June 30, 2021
Additions:
Intangible assets acquired from NOEO, March 10, 2022	$142
Tradenames and other intangibles	11
Impact of foreign exchange	(4)
Impairment of intangible assets, NOEO	(138)
Total, June 30, 2022	$11
Abandoned Trademark application fee refund	(3)
Tradename – trademarks (indefinite life)	990
Customer base/distributors (expected 5 years)	1,184
Non-competes (expected 4 years)	64
Less accumulated amortization	(126)
Total, March 31, 2023	$2,120

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2023

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

(Dollars in thousands)	March 31, 2023	June 30, 2022
Computer equipment	$228	$-
Furniture and fixtures	25	--
	253	-
Less: accumulated depreciation	(202)	-
Property and equipment, net	$51	$-

Depreciation expense for the periods ended March 31, 2023 was $31 and is included within general and administrative expense within the consolidated statements of operations and comprehensive loss. There are no assets held under capital leases.

NOTE 6 – REVENUE

Disaggregation of Revenue

The following table presents the Company’s revenue, from acquisition dates to the period ended March 31, 2023, from contracts with customers, disaggregated by Company location and sales channel:

Revenue by Geographical location

(Dollars in thousands)	Acquisition Dates To March 31, 2023

US	$3,838
Europe	1,721
Total	$5,559

Revenue by product sales channel

(Dollars in thousands)	Acquisition Dates To March 31, 2023
Direct to Consumer	$3,280
Amazon	1,287
Wholesale	889
Retreat/licensing	88
Digital	15
Total	$5,559

From the acquisition dates to March 31, 2023, the Company had no customers who accounted for greater than 10% of total revenue. The Company primarily views its disaggregated revenue on a geographic basis.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2023

Contract Liabilities

The deferred revenue balances were as follows:

(Dollars in thousands)
Deferred revenue, as of the acquisition dates, including reward liabilities of $965 (a) and prepaid membership, licensing and retreat fees of $2,257(b)	$3,227
Increase in reward liabilities over the period, net	22
Decrease in deferred revenue over the period, net (b)(c)	(83)
Deferred revenue, end of the period, including rewards liabilities of $984	3,166

(a)

The Company records a liability for outstanding loyalty points earned by customers. As of March 31, 2023, and September 30, 2022 (acquisition date of Your Super, Inc. assets), the liability for outstanding loyalty points amounted approximately $987 and $965, respectively, and is included in contract liabilities in the accompanying consolidated balance sheets.

(b)

The Company records a liability for fees collected from customers with respect to its subscription-based wellness app, retreat package sales and licensing fees which amounts are recognized when earned. As of March 31, 2023, and September 30, 2022 (acquisition date of Chopra Global assets), the liabilities for unearned revenue totaled $2,064 and $2,257, respectively, and is included in contract liabilities in the accompanying consolidated balance sheets.

(c)	As of March 31, 2023, and September 30, 2022 (acquisition date of Your Super, Inc. assets), liabilities for unearned product sales totaled $115 and $5, respectively.

Sales Returns Reserve

The Company offers a 30-day satisfaction guarantee and sales return refunds to its customers on their first order or first subscription order. The Company records a liability for estimated sales return refunds, which is based on historical returns and is included within accrued expenses on the consolidated balance sheet.

The reserve amounted to approximately $108 as of March 31, 2023 and is included in other current liabilities in the accompanying consolidated balance sheets.

The Company’s sales returns reserve was comprised of the following:

(Dollars in thousands)
Balance, the acquisition date	$103
Charges to Costs and Expenses	5
Deductions	-
March 31, 2023	108

NOTE 7 – ACCOUNTS RECEIVABLE, NET

Account receivable consisted of the following:

(Dollars in thousands)	March 31, 2023	June 30, 2022
Accounts receivable	$997	$-
Less: allowance for doubtful accounts	(496)	-
Total	$501	$-

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2023

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts, based on historical bad debts, which amounted to an allowance of approximately $496 and $0 as of March 31, 2023 and June 30, 2022, respectively.

The Company’s allowance for doubtful accounts was comprised of the following:

(Dollars in thousands)
Balance, acquisition date	$314
Charges to Costs and Expenses	182
Deductions	-
Balance as of March 31, 2023	$496

NOTE 8 – INVENTORY

The following table presents the detail of inventory:

(Dollars in thousands)	March 31, 2023	June 30, 2022
Raw material	$2,926	$-
Work-in-process	418	-
Finished goods	1,694	-
Inventory reserve	(1,014)	-
Total	$4,024	$-

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

(Dollars in thousands)	March 31, 2023	June 30, 2022
Accounts payable	$4,919	$175
Accrued payroll and related liabilities	198	27
Accrued costs for inventory	241	-
Accrual of estimated tax related expense	434	-
Accrued expenses including accruals for professional fees, marketing costs, advertising, shipping and logistics	293	44
Accrued interest expenses	362	-
Other accrued liabilities including sales tax and returns	70	-
Total accounts payable and accrued liabilities	$6,517	$246

NOTE 10 – LOAN PAYABLE

On August 4, 2022, the Company and its controlled subsidiary HLCO Borrower LLC entered into a credit facility agreement (the “Credit Agreement”) with the Lenders who agreed to extend a credit facility to the Company consisting of up to $75,000,000 (which amount may be increased up to $150,000,000 in accordance with the terms of the Credit Agreement) in aggregate principal amount of Term Loans, the proceeds of which may be used to acquire assets that are deemed eligible by meeting certain criteria established by an administrative agent (the “Administrative Agent”) under the Credit Agreement.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2023

Term Loans anticipated to be funded under the Credit Agreement will be in a minimum principal amount of at least $400,000, bear an annual interest rate of 12% and will mature the earlier of 12 months following the final draw down under a Term Loan and a date on which an event of default, as defined in the Credit Agreement, occurs. Term Loans will be repayable in full on their maturity dates and may be voluntarily prepaid in full (but not in part) at the option of the Company and prepaid on a mandatory basis on the sale of the assets underlying a particular Term Loan. Interest on any outstanding Term Loans will be paid monthly. The Company paid an upfront fee of $562,500 recorded as finance costs to the Administrative Agent for the benefit of the Lenders and will pay the Administrative Agent, for its own account, a quarterly fee of $12,500. Further, the Company is paying a daily rate to the Lenders in respect of undrawn funds to meet a minimum funding threshold until such time as funds drawn total $50 Million.

The Company and each of the subsidiaries of HLCO Borrower LLC have agreed to secure all of their future anticipated obligations under the Credit Agreement by granting the Lenders a first priority lien on substantially all of their assets and the Company has agreed to secure all future obligations to be incurred under the Credit Agreement by granting to a collateral agent, for the benefit of the lenders, a first priority lien on all of the capital stock of the subsidiaries held by the Company.

In connection with the transactions contemplated by the Credit Agreement, the Company issued to the Administrative Agent a seven-year warrant to purchase, for its own account, up to 1,560,148 shares of the Company’s Seed Preferred Stock at an exercise price of $2.00 per share. The warrant was fully vested on issue date and was immediately expensed as financing costs. (ref: Note 14 - Warrants).

On October 27, 2022, the Company was funded $3,000,000 under the Term Loan. During the three months ended March 31, 2023, the Company drew down an additional $1,873,000 under the Term Loan facility. During the three and nine months ended March 31, 2023 the Company paid $12,500 and $37,500 in administrative fees, paid $195,417 and $323,301 as interest in respect to the outstanding loan balance and daily interest on undrawn funds.

NOTE 11 – RELATED PARTY TRANSACTIONS

WAOW Group of Companies

In November 2021, as amended May 22, 2022, WAOW Entrepreneurship GmBH (“WAOWE”) entered into a subscription agreement with the Company whereunder they agreed to purchase 2,140,000 unregistered shares of Seed Preferred stock at $2 per share for total proceeds of $4.28 million. During the year ended June 30, 2022 and through March 31, 2023, the Company received cumulative cash proceeds of $3.95 million in respect to the aforementioned subscription and issued 1,975,000 shares of seed preferred stock. A total of $0.33 million remains receivable with respect to the remaining 165,000 shares subscribed as at March 31, 2023.

On March 10, 2022, the Company acquired NOEO (See Note 3). At the date of the acquisition, WAOW Advisory Group GmBH (“WAOW”) had outstanding loans with NOEO with a remaining principal balance of EUR139,793. During the period ended June 30, 2022, WAOW advanced an additional EUR18,000 to NOEO. At March 31, 2023 the loan had a balance outstanding of $171,080 (EUR157,793) which is unsecured and accrues interest at 5% per annum, and matured on December 31, 2022. On March 31, 2023 the loan remained in default and the Company and WAOW are currently negotiating terms of settlement.

Accrued and unpaid interest at March 31, 2023 totaled $12,119 (EUR11,178), (June 30, 2022 - $5,771), which is reflected in accounts payable – related parties.

Lee Larson Elmore, Former Officer and Director

During the nine months ended March 31, 2023, Mr. Elmore, former officer and director of the Company received payments of $1,800, leaving $1,000 due and payable at March 31, 2023.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2023

Simon Belsham, CEO, President and Director

On November 27, 2021, as amended, September 1, 2022, the Company entered into a two-year employment agreement with Simon Belsham whereby Mr. Belsham was engaged by the Company to provide certain management services and to accept the appointment of Chief Executive Officer, President and Director immediately upon the Board making such appointment. The agreement provides for annual compensation of $400,000 in years one and two and $500,000 per annum in year three, a $75,000 signing bonus (which amount was paid during the six months ended December 31, 2021) and for the first calendar year completed during Mr. Belsham’s employment an annual bonus, with a maximum pay-out opportunity of one hundred thousand dollars ($100,000). During the second calendar year completed the annual bonus has a maximum pay-out opportunity of two hundred thousand dollars ($200,000). Further, under the terms of the employment agreement, as amended, Mr. Belsham has been issued a total 1,000,000 shares of restricted common stock, subject to a restricted stock award agreement, whereby 25% of such award vested on September 1, 2022, and 1/36th vests each month thereafter, for which the Company has recorded stock-based compensation expense of $778,253 in the year ended June 30, 2022. During each of the three and nine months ended March 31, 2023, the Company recorded $236,301 and $708,904 as stock-based compensation expenses.

On September 1, 2022, Mr. Belsham acquired 2.5 million shares of the Company’s common stock in a private secondary stock purchase transaction with Ingenious Investments AG, a corporation controlled by Wanja Oberhof and a greater than 10% shareholder, for consideration of $0.001 per share, or $2,500, which consideration was based on a 409A valuation report dated October 1, 2021.

Steven Bartlett, Director

On January 10, 2022, as amended September 1, 2022, the Company entered into a services agreement with Flight Story Limited (“FSL”), a company controlled by Steven Bartlett, whereby FSL is providing various services to the Company. Under the terms of the agreement, as amended, FSL is paid $30,000 per month. Further, FSL has been granted non-statutory stock options to purchase a total of 1,000,000 shares of the Company’s Common Stock of which options to purchase 300,000 shares vested on January 10, 2023, and options to purchase a further 700,000 shares vest in accordance with certain performance based terms. During the year ended June 30, 2022, the Company recorded $530,137 as stock-based compensation in respect to the aforementioned option grant. During the year ended June 30, 2022, FSL was paid $109,178 for services rendered. In addition, R Agency, a marketing company also controlled by Mr. Bartlett was paid $88,459 in the year ended June 30, 2022, for services rendered.

During the three and nine months ended March 31, 2023, under the terms of the amended contract, FSL was paid $0 and $125,675, respectively, with $153,951 accrued and unpaid at March 31, 2023, and the Company recorded an additional $27,739 and $594,955 in the three and nine-month periods as stock-based compensation. During the three months ended March 31, 2023, FSL exercised fully vested stock options for the acquisition of a total of 100,000 shares of the Company’s Common Stock for cash consideration of $100, or $0.001 per share.  In addition, R Agency, a marketing company also controlled by Mr. Bartlett, was paid $0 and $104,872 in the three and nine months ended March 31, 2023, with a total of $63,000 accrued and unpaid as of March 31, 2023.

On February 16, 2022, the Company entered into a Board of Directors Services Agreement with Steven Bartlett with a January 1, 2022 start date, whereunder Mr. Bartlett is to receive an annual fee of $37,500 paid in equal monthly installments over 12 months and was granted non-incentive stock options to purchase 125,000 shares of the Company’s Common Stock with an exercise price of $0.001 per share, vesting over a two (2) year period following the Vesting Start Date (January 1, 2022) with 12.5% of these option shares vesting on each three (3) month anniversary of the Vesting Start Date. During the year ended June 30, 2022, Mr. Bartlett was paid $18,750 under the terms of his contract and the Company recorded stock-based compensation expense of $115,312 in respect to 31,250 vested stock options. During the three and nine months ended March 31, 2023, Mr. Bartlett accrued and was paid $9,375 and $28,125, respectively under the terms of his contract.  In addition, the Company recorded stock-based compensation expense of $57,656 and $172,969 in the three and nine months ended March 31, 2023 in respect to a cumulative 46,875 options which vested during the nine months ended March 31, 2023.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2023

Poonacha Machaiah, Director

On July 16, 2021, the Company entered into an agreement with Poonacha Machaiah, in relation to his proposed appointment to the board of directors of the Company. Under the terms of the agreement, Mr. Machaiah is to receive an annual fee of $37,500 commencing January 1, 2022, paid in equal monthly installments over 12 months and was granted 125,000 non incentive stock options with an exercise price of $0.001 per share, vesting over a two (2) year period following the Vesting Start Date (December 28, 2021) with 12.5% of the Option Shares vesting on each three (3) month anniversary of the Vesting Start Date. During the year ended June 30, 2022, the company accrued $18,750 under the terms of his agreement, which amount is included in accounts payable, related parties, and the Company recorded stock-based compensation expense of $115,312 in respect to 31,250 vested stock options. During the three and nine months ended March 31, 2023, the company accrued a further $9,375 and $28,135, respectively under the terms of his agreement, which amount is included in accounts payable, related parties. A total of $46,875 remained due and payable to Mr. Machaiah at March 31, 2023. In addition, the Company recorded stock-based compensation expense of $57,656 and $172,969 in the three and nine months ended March 31, 2023 in respect to a cumulative 46,875 options which vested during the nine months ended March 31, 2023.  Mr. Machaiah resigned as a member of the Company’s board of directors on May 2, 2023.

Anabel Oelmann, Director

On March 10, 2022, the Company entered into and closed a share purchase agreement with Anabel Oelmann pursuant to which the Company acquired 100% of the issued and outstanding capital stock of NOEO, involved in direct-to-consumer brand focusing on adaptogenic herbs and currently focused on three key products which include joint, memory and digestive complexes derived from mushrooms, in exchange for cash consideration of EUR25 (USD$29.8). Ms. Oelmann is a director of the Company and was the sole shareholder of NOEO. See Note 3.

At March 31, 2023 and June 30, 2022, Ms. Oelmann, through her controlled corporate entity, Trinity Holdings GmbH, was owed advances totaling $3,250 (EUR3 thousand) by the Company’s wholly owned subsidiary, NOEO. In addition, at March 31, 2023 and June 30, 2022 a total of $1,062 (EUR980 dollars) is included in accounts payable, related parties, in respect to expense reimbursements owing to Ms. Oelmann.

Kay Koplovitz, Chairperson of the Board

On March 23, 2022, the board of directors of the Company appointed Kay Koplovitz to the board of directors and as Chairman effective April 1, 2022 and approved a board service agreement with her. Under this agreement, Ms. Koplovitz will be paid an annual fee of $50,000 for her services as a director (the “Director’s Fee”), which shall be payable quarterly, in arrears, as long as she continues to fulfill her duties and provide her services under the agreement. A total of $12,500 was accrued during the year ended June 30, 2022, in respect to this agreement and is included in accounts payable, related parties. As further payment for the provision of her director services, the Company issued two-hundred fifty thousand (250,000) shares of restricted Common Stock to Ms. Koplovitz, subject to a restricted stock award agreement whereby the 250,000 shares will vest ratably over the two (2) year period commencing on April 1, 2022 (“Vesting Start Date”) as follows: 1/8th of the total shares shall vest each quarter, such that 100% of the Shares shall be vested as of the second anniversary of the Vesting Start Date, provided that Ms. Koplovitz is still a director of the Company on each such vesting date. During the year ended June 30, 2022, the Company recorded a total of $117,187 as stock-based compensation in respect to 31,250 vested stock awards.

During the three and nine months ended March 31, 2023, the Company accrued $12,500 and $37,500, respectively for Ms. Koplovitz’s director services and recorded a further $117,187 and $351,561 as stock-based compensation in respect to 31,250 and 93,750 cumulative vested stock awards. At March 31, 2023, Ms. Koplovitz was owed a total of $12,500.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2023

Amit Kapur, Former CFO

On June 2, 2022, Mr. Amit Kapur entered into an at-will offer of employment whereunder he was appointed Chief Financial Officer with an annual base salary of $300,000. Under the terms of the agreement Mr. Kapur was eligible for discretionary annual bonuses as determined by the board of directors payable 75 days following the end of each calendar year. Further Mr. Kapur was issued a total of 1,250,000 shares of restricted common stock, subject to a restricted stock award agreement, whereby 25% of such award vests on the one-year anniversary of June 6, 2022, and 1/36th each month thereafter, for which the Company recorded stock-based compensation expense of $80,265 in the year ended June 30, 2022. During the three and nine months ended March 31, 2023, the Company recorded stock-based compensation expense of [*] and [*] respectively in respect to stock awards vested during the periods. On February 21, 2023, the Company entered into a Separation Agreement and Release of Claims with Mr. Kapur (the “Separation Agreement”), pursuant to which Mr. Kapur’s employment with the Company as Chief Financial Officer and roles as Treasurer and Secretary of the Company terminated effective March 3, 2023 (the “Separation Date”). Mr. Kapur’s original employment agreement provided that he may receive severance, at the rate of his current base salary, for three months following his termination if he is terminated other than for cause or for breaching the terms of his employment agreement, subject to, among other conditions, his execution of a release of claims in a form provided by the Company.  Under the terms of the Separation Agreement, (a) Mr. Kapur agreed (i) to a general release of claims and covenant not to sue in favor of the Company and (ii) to be available following the Separation Date, upon the Company’s request, to consult with the Company upon certain matters concerning it or its clients; and (b) the Company agreed (i) to provide Mr. Kapur with severance for three months at his current base salary rate and (ii) to an amendment of his restricted stock award agreement such that seventy-five thousand (75,000) shares of the restricted stock would vest on the day immediately before the Separation Date.  A total of 1,175,000 stock awards issued to Mr. Kapur were forfeited, returned to treasury and canceled subsequent to March 31, 2023.

Justin Figgins, CFO

Effective March 3, 2023, the board of directors of the Company appointed Justin E. Figgins, the Company’s Head of Strategy and M&A, as the Company’s Chief Financial Officer, Treasurer, and Corporate Secretary on an interim basis, until such time as the Company’s board of directors appoints his successor.  During the three and nine months ended March 31, 2023, Mr. Figgins invoiced the Company a total of $76,749 and $247,935, respectively, including out of pocket reimbursements, through his controlled corporate entity, Digital Global Ventures Limited whereunder he is paid a consulting fee of $25,000 per month and reimbursement of applicable out of pocket costs. A total of $25,000 was due and payable to Mr. Figgins as at March 31, 2023, and is included in accounts payable – related parties on the Company’s balance sheet.  In addition, Mr. Figgins was issued a total of 250,000 shares of restricted Common Stock, subject to a restricted stock award agreement, whereby 25% of such award vested quarterly over the first 12 months, with a vesting commencement date of September 1, 2021.  During the nine months ended March 31, 2023, a total of $234,375 was expensed as stock-based compensation in respect to this award.

Michael Kuech

On October 14, 2022, the Company’s subsidiary, Your Super HLCO LLC, entered into an employment agreement with Mr. Michael Kuech in respect to his role as President of Your Super HLCO LLC. Pursuant to the Employment Agreement, Mr. Kuech is entitled to an annual gross salary of $225,000 plus €30,000.00. This salary will increase to $250,000.00 and €50,000.00 on the six (6) month anniversary of the effective date of the agreement in the event Your Super HLCO LLC achieves certain mutually agreed upon performance thresholds. Mr. Kuech will also be eligible to receive an annual bonus in up to $150,000 based on certain mutually agreed upon performance goals. Upon mutual agreement of terms, Mr. Kuech will receive options to purchase 300,000 shares of restricted Common Stock of the Company subject to certain vesting conditions. Mr. Kuech is also eligible to participate in all employee benefit plans of Your Super HLCO LLC, including health insurance, commensurate with his position and for all standard employee benefits and certain holiday and leave allowances.  Mr. Kuech’s employment with Your Super HLCO LLC will be for an initial term of three (3) years and will automatically renew for additional one-year periods unless otherwise terminated according to the terms of the agreement.

Kristel De Groot

On October 14, 2022, Your Super HLCO LLC entered into a consulting agreement with Kristel De Groot, spouse of Mr. Kuech pursuant to which Ms. Groot was appointed as Chief Brand Officer of the Company’s Your Super business on an independent contractor basis. Under this agreement, Ms. Groot’s annual salary paid to her controlled corporation, Ganesh Ventures Ltd., will be $225,000, and upon mutually agreeable terms, Ms. De Groot will be granted options to purchase 300,000 shares of restricted common stock of the Company subject to certain vesting conditions. Ms. Groot’s engagement may be terminated by either party with or without cause by delivering 30 days’ advance written notice.

Lizette De Groot

The Company’s European based operating subsidiary was invoiced a total of EUR7,167 and EUR29,902 by Lizette De Groot, sister of Kristel de Groot, in the three and nine months ended March 31, 2023.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2023

NOTE 12. STOCKHOLDERS’ EQUITY (DEFICIT)

One April 29, 2021, the Company’s board of directors approved a forward stock split of authorized, issued and outstanding shares of common stock on four (4) new shares for one (1) share held. Upon effectiveness of the forward split, the authorized shares increased to 300,000,000 shares of common stock and the issued and outstanding shares of common stock increased to 44,000,000 shares of common stock, all with a par value of $0.001.

On October 7, 2021, the Company amended its authorized capital to 290,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, $0.001 par value per share, of which 5,000,000 are designated as Seed Preferred Shares, each with a par value of $0.001 per share. On July 8, 2022, the Company’s board of directors and shareholders holding a majority of the Company’s Common Stock approved an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the Seed Preferred Shares from 5,000,000 authorized shares to 7,800,000 shares.

In case of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Seed Preferred Shares then outstanding will be entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment will be made to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to 1.5 times the Seed Preferred Shares original issue price, plus any dividends declared but unpaid thereon (collectively, the “Seed Liquidation Amount”). If upon any such liquidation, dissolution or winding up of the Company the assets of the Company available for distribution to its stockholders is insufficient to pay the holders of Seed Preferred Shares the full amount to which they shall are entitled, the holders of shares of Seed Preferred Shares will share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

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

At such date and time as is specified by our board of directors in connection with, but prior to, the closing of the sale of shares of our Common Stock to the public in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended,, and in connection with such offering the Common Stock is listed for trading on the Nasdaq Stock Market’s National Market, (i) all outstanding Seed Preferred Shares will automatically be converted into shares of Common Stock on a 1:1 (i.e., one share of Seed Preferred Shares for one share of common stock) basis, and (ii) such shares may not be reissued by the Company. The holders of the Seed Preferred Stock also have the right to convert shares of Seed Preferred Stock to Common Stock on a 1:1 basis at any time, upon written notice of conversion to the Company.

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

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2023

Common Stock

During the three months ended March 31, 2023 the Company issued a total of 1,400,000 shares of Common Stock to Chopra Global, LLC, in respect to the acquisition of certain assets (re: Note 3).

During the three months ended March 31, 2023 the Company received $250,000 in cash proceeds from investors for the purchase accumulated of 125,000 shares of Common Stock at $2 per share.

During the three months ended March 31, 2023, 100,000 stock options are exercised at $0.001 per share.

As at March 31, 2023 and June 30, 2022, the Company has a total of 52,529,920 and 44,004,920 shares of Common Stock issued and outstanding, respectively.

Seed Preferred Stock

During the fiscal year ended June 30, 2022, the Company entered into definitive agreements with non-U.S. persons to issue a total of 5,000,000 shares of Seed Preferred stock in private transactions (the “Transactions”). Under the terms of the Transactions, the Company agreed to sell an aggregate of 5,000,000 Seed Preferred Shares at $2.00 per share for proceeds of $10,000,000. As at March 31, 2023, the Company had received total proceeds of $9,670,000 and is awaiting shortfall payments from one subscriber totaling $330,000.

During the three months ended March 31, 2023, the Company entered into a further stock purchase agreement with an individual subscriber for 175,000 Seed Preferred shares at $2 per share for total proceeds of $350,000.

At March 31, 2023 and June 30, 2022, the Company had a total of 4,885,000 and 4,660,000 shares of Seed Preferred Stock issued and outstanding, respectively.

NOTE 13. STOCK BASED COMPENSATION

On June 10, 2022, the Company’s board of directors approved (i) The Healing Company Inc. 2022 Omnibus Equity Incentive Plan (the “2022 Plan”) and (ii) the granting, in general terms, of awards and options which were previously contractually agreed to be granted upon formal approval of the 2022 Plan (the “Awards”).

Stock Options and Stock Awards:

During fiscal 2022 and the nine months ended March 31, 2023, the Company granted the following Stock options and Stock awards under its 2022 Plan:

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

March 31, 2023

*Vesting Schedule:

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

K.	The Option Shares shall vest over a two (2) year period following the Vesting Start Date with 2% of the Option Shares vesting on each six (6) month anniversary of the Vesting Start Date.

The following table summarizes the Company’s stock award activities:

	Number of shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Nonvested at June 30, 2021	-	$-	-
Granted	3,100,000	$3.75	1.95
Vested	(218,750)	$3.75	-
Forfeited	-	$-	-
Nonvested at June 30, 2022	2,881,250	$3.75	1.66
Granted	600,000	$3.75	4.00
Vested	(707,083)	$3.75	-
Forfeited	(1,745,000)*	$3.75	-
Nonvested at March 31, 2023	1,029,167	$3.75	1.17

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2023

(*) During the three months ended March 31, 2023 certain employees entered into separation agreements with the Company whereunder concurrent with the effective date of the termination of their employment with the Company a cumulative 1,745,000 restricted Common Stock awards were forfeit, returned to the Company and canceled. The cancelation of the restricted Common Stock awards occurred subsequent to the quarter ended March 31, 2023. As a result of the forfeiture, the Company recorded $0.8 against previously expensed stock-based compensation in respect to earned and forfeit stock awards and eliminated $5.7 million of previously deferred compensation expense.

The Company recorded $1.88 million as stock-based compensation expenses during the fiscal year ended June 30, 2022 and a further ($0.12) million and $1.78 million, respectively in the three and nine months ended March 31, 2023. Deferred compensation expense associated with unvested stock awards is $3.7 million as of March 31, 2023. The weighted average period over which these costs are expected to be recognized is approximately 1.17 years.

The following table summarizes the Company’s stock option activities:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at June 30, 2021	-	$-	-	$-
Granted	3,166,250	$0.001	10	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding at June 30, 2022	3,166,250	$0.001	7.60	$-
Granted	225,000	$0.001	10	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding at March 31, 2023	3,391,250	$0.001	7.25	$-
Options exercisable at March 31, 2023	1,491,250	$0.001	8.07	$-

The stock options were valued using Black-Scholes pricing model. The Black-Scholes pricing model applied the following assumptions: risk-free interest rate of 3.26%, expected term of 5 to 10 years, expected volatility of 62.49% and dividend yield of 0%.

The Company recorded $0.62 million and $2.30 million, respectively as stock based compensation expenses in the three and nine months ended March 31, 2023. Unamortized compensation expense associated with unvested stock options is $7 million as of March 31, 2023. The weighted average period over which these costs are expected to be recognized is approximately 1.13 years.

NOTE 14. WARRANTS

Warrant to Purchase Seed Preferred Stock

On August 4, 2022, in accordance with a credit facility (ref: Note 10) the Company initially issued to the Administrative Agent a seven-year warrant to purchase up to 1,300,123 shares of the Company’s Seed Preferred Stock at an exercise price of $2.00 per share. As an inducement for the $3 million loan and for a waiver of certain terms of the credit facility with respect to this loan, we issued to the Administrative Agent an amended and restated warrant increasing the number of warrant shares from 1,300,123 shares of our seed preferred stock to 1,560,148 shares of this stock. The stock warrants vested immediately and were valued using the Black-Scholes pricing model. The Black-Scholes pricing model applied the following assumptions: risk-free interest rate of 2.73%, expected term of 7 years, expected volatility of 62.56% and dividend yield of 0%. The Company recorded $4 million as financing costs, included in professional and consulting fees, during the nine months ended March 31, 2023.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2023

Warrant to purchase Seed Preferred Stock transactions are summarized as follows:

	Number of shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Recognition Period (Years)
Balance, June 30, 2022	-	$-	-
Warrants issued	1,560,148	$2.00	7
Warrants expired	-	$-	-
Balance, March 31, 2023	1,560,148	$2.00	6.58

Number of Warrants	Exercise Price ($)	Expiry Date
1,560,148	2.00	August 04, 2029

Warrant to Purchase Common Stock

On September 9, 2022, in conjunction with a Loan Purchase and Sale Agreement, (ref: Note 3) the Company issued CircleUp a warrant to purchase 1,500,000 restricted shares of the Company’s common stock at an exercise price of $2.00 per share. This warrant will begin to vest on the one-year anniversary of the closing of the purchase of the Loan with 12.5% of the Warrant amount (187,500 shares) vesting on that date and the remaining portion of the Warrant vesting in seven quarterly installments of 187,500 shares each over the next seven quarters. Vesting of the Warrant will be accelerated upon the occurrence of a sale or merger of the Company. The Warrant will terminate on the seventh anniversary of the closing date and will be subject to customary adjustments of the warrant price and number of shares for splits, stock dividends, recapitalizations and the like. The stock warrants were valued using Black-Scholes pricing model. The Black-Scholes pricing model applied the following assumptions: risk-free interest rate of 4.25%, expected term of 3 years, expected volatility of 60% and dividend yield of 0%. The Company has valued the warrants as of the transaction date with a total value of $687,000, as part of purchase consideration. The first tranche of warrants do not initially vest until the one year anniversary of the agreement date, and therefore there is no financial impact as a result of the warrant during the current reporting period ended March 31, 2023.

On November 10, 2022, the Company issued one vendor a warrant to purchase 150,000 restricted shares of the Company’s common stock at an exercise price of $2.00 per share under certain Tri-Party Assignment and Settlement Agreement where under the outstanding balance payable of $1,077,929 was agreed to be settled by the issuance of common stock purchase warrants (the “Warrant”). This Warrant shall vest over a period of three years, pro rata on monthly basis, beginning on November 10, 2022. The Warrant will terminate on the seventh anniversary of the closing date and will be subject to customary adjustments of the warrant price and number of shares for splits, stock dividends, recapitalizations and the like. The stock warrants were valued using Black-Scholes pricing model. The Black-Scholes pricing model applied the following assumptions: risk-free interest rate of 3.89%, expected term of 7 years, expected volatility of 63.52% and dividend yield of 0%. The Company has valued the warrants as of the transaction date with a total value of $427,000 which amount was recorded as a noncash payment, and the gain on debt settlement of $650,429 recorded as other income. The Company recorded $35,000 and $59,000 against other current liabilities during the three and nine month periods ended March 31, 2023 in respect to the amortization of the vesting period of the warrant. The unamortized amount associated with unvested warrants is $368,000 as of March 31, 2023. The weighted average period over which the outstanding balance is expected to be recognized is approximately 6.46 years.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2023

Transactions involving Warrants to purchase Common Stock are summarized as follows:

	Number of shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Recognition Period (Years)
Nonvested at June 30, 2022	-	$-	-
Granted	1,650,000	$2.00	7
Vested	(20,834)	-	6.62
Forfeited	-	-	-
Nonvested at March 31, 2023	1,629,166	$2.00	6.46

NOTE 15. COMMITMENTS

(a)

On November 15, 2021, with an effective date of November 27, 2021, the Company entered into an employment agreement with Kelly Zuar. Under the terms of the agreement, Ms. Zuar will fill the position of executive business partner, reporting to the Company’s CEO. The agreement provides for an annual salary of $105,000. Further, under the terms of the employment agreement, Ms. Zuar has been issued a total of 150,000 shares of restricted common stock at a fair market value of $3.75 per share, subject to a restricted stock award agreement for which the Company has recorded stock-based compensation expense of $83,219 in the year ended June 30, 2022 and a further $35,445 in each of the quarters ended September 30, 2022, December 31, 2022 and March 31, 2023.

(b)

Effective December 28, 2021, the Company entered into a two-year Board Advisory Agreement with Deepak Chopra LLC for services to the Advisory Board of the Company. As consideration, Deepak Chopra LLC will receive $12,500 for each fiscal quarter. Additionally, the Advisor has been granted 200,000 Non Statutory Stock options with a term of 10 years which vest as to 25% each 6 months over two years for exercise at $0.001 per share. The Company recorded stock-based compensation of $187,500 in respect to 50,000 options which vested during the year ended June 30, 2022. Further under the agreement, the Company is to make an annual donation to The Chopra Foundation for Fifty Thousand Dollars ($50,000.00), with the first annual donation to be paid within thirty (30) days of the date of execution of the agreement. The Company remitted the required donation in April 2022. During each of the quarters ended September 30, 2022, December 31, 2022 and March 31, 2023, the Company recorded $93,750 as stock-based compensation in respect to the granted options.

(c)

On January 1, 2022, the Company entered into an independent contractor agreement with KET Consulting LLC (“KET”) to provide various marketing services, brand and go-to-market strategy and other operational services at the direction of the Board and the CEO. The contract has an initial term of 18 months and is renewable by mutual consent for a further term. Compensation is $240,000 per annum commencing January 1, 2022, payable monthly in arrears. Additionally, the Advisor has been granted 1,000,000 Non-Statutory Stock options with a term of 10 years which vest as to 25% on the one-year anniversary of January 1, 2022 and 1/36 each month thereafter, at an exercise at $0.001 per share. During the year ended June 30, 2022 the Company recorded stock based compensation of $464,897.  During each of quarters ended September 30, 2022, December 31, 2022 and March 31, 2023, the Company recorded additional stock-based compensation of $236,301, respectively.

(d)

On March 23, 2022 the Company entered into an agreement with Mint Performance Marketing (“Mint”) for certain marketing services including development of an e-commerce strategy, paid social media, influencer marketing, affiliate marketing and other create services with a term of one year and fees payable within 15 days of invoice in the approximate amount of $35,000 for the identified scope of work. In addition, under the terms of the agreement Mint is entitled to a 5% share of any future Shopify s-store revenue associated with developed content, net of returns and promotions. During the year ended June 30, 2022, the founder of Mint was granted a total of 275,000 non statutory stock options, 100,000 of which vested on grant date, with a further 175,000 vesting upon the occurrence of reaching certain income targets with respect to certain direct to consumer marketing programs. During the year ended June 30, 2022 the Company recorded total stock based compensation of $375,000 in respect to the vested options. As of March 31, 2023, none of the conditions had been met for the additional options to vest.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2023

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

(f)

On August 1, 2022 the Company entered into a Consulting Agreement with RayRos Holdings LLC for an initial term of three months at a rate of $5,000 per month for marketing strategy and assessment and partnership development services focused on the wellness and healing sector. In addition, the Company granted a non statutory stock option to purchase 100,000 shares of common stock, exercisable at $0.001 per share to the founder, Mr. John Hoekman, which options vest quarterly as to 25% each quarter from grant date, August 1, 2022. During the nine months ended March 31, 2023, the Company recorded stock-based compensation of $281,250.

(g)

On September 1, 2022 the Company entered into a consulting agreement with Lee Forster for an initial term of 24 months, with automatic successive renewals unless otherwise terminated 30 days prior to the end of the current term, whereunder Mr. Forster shall act as an advisor to the Company on financing and fundraising efforts, growth opportunities, endorsements and other corporate strategy at a rate of $3,125 per month. In addition, the Company granted a non-statutory stock option to purchase 125,000 shares of common stock, exercisable at $0.001 per share to Mr., Forster, which options vest over a two (2) year period following the Vesting Start Date with 12.5% of the Option Shares vesting on each three (3) month anniversary of the Vesting Start Date. During the nine months ended March 31, 2023 the Company recorded $134,531 as stock based compensation in respect to the aforementioned agreement.

(h)

On December 21, 2022, with an effective date of January 23, 2023, the Company entered into an employment agreement with Neel Naik.  Under the terms of the agreement, Mr. Naik will fill the position of Vice President and Head of Financial Operations, reporting jointly to the Company’s CEO and CFO. The agreement provides for an annual salary of $185,000. Further, under the terms of the employment agreement, upon mutual agreement of the exercise price, Mr. Naik will be granted a total of 700,000 incentive stock options, vesting over a four (4) year period, with 25% of the Option Shares vesting on the 12-month anniversary of the Vesting Start date, and thereafter at a rate of 1/48 each month. At March 31, 2023, the Company and Mr. Naik have not yet determined an agreeable exercise price for the aforementioned options. Mr Naik is eligible to participate in the Company’s employee benefit plans, when adopted, and is eligible to receive an annual bonus at the discretion of the Board.

(i)

On January 24, 2023, with an effective date of February 6, 2023, the Company entered into an employment agreement with Daniel Carmody.  Under the terms of the agreement, Mr. Carmody will fill the position of Senior Manager of Growth and Retention, reporting directly to the Company’s Chief Marketing Officer. The agreement provides for an annual salary of $145,000. Further, under the terms of the employment agreement, upon mutual agreement of the exercise price, Mr. Carmody will be granted a total of 200,000 incentive stock options, vesting over a four (4) year period, with 25% of the Option Shares vesting on the 12-month anniversary of the Vesting Start date, and at a rate of 1/48 each month thereafter. At March 31, 2023, the Company and Mr. Carmody have not yet determined an agreeable exercise price for the aforementioned options. Mr Carmody is eligible to participate in the Company’s employee benefit plans, when adopted, and is eligible to receive an annual bonus at the discretion of the Board.

(j)

On February 14, 2023, the Company entered into a services agreement with Peter Kash.  Under the terms of the agreement, Mr. Kash will be employed as an independent contractor in order identify growth opportunities, among other services.  The agreement has a term of two (2) years, unless earlier terminated, and provides for compensation in the form of stock options, which options shall be granted upon mutual agreement of the exercise price.  Under the terms of the option agreement Mr. Kash will be granted a total of 75,000 incentive stock options, vesting as to 1/8 each quarter from grant date. In addition, Mr. Kash shall be entitled to certain additional compensation up to an additional 225,000 stock options for each qualifying entity acquired by the Company.  At March 31, 2023, the Company and Mr. Kash have not yet determined an agreeable exercise price for the aforementioned options.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2023

(k)

On February 14, 2023, the Company entered into a services agreement with Dr. Linda Friedland.  Under the terms of the agreement, Dr. Friedland will be employed as an independent contractor in order identify growth opportunities, among other services.  The agreement has a term of two (2) years, unless earlier terminated, and provides for compensation in the form of stock options, which options shall be granted upon mutual agreement of the exercise price.  Under the terms of the option agreement Dr. Friedland will be granted a total of 75,000 incentive stock options, vesting as to 1/8 each quarter from grant date. In addition, Mr. Kash shall be entitled to certain additional compensation up to an additional 225,000 stock options for each qualifying entity acquired by the Company.  At March 31, 2023, the Company and Dr. Friedland have not yet determined an agreeable exercise price for the aforementioned options.

NOTE 16. COMMITMENTS AND CONTINGENCIES

On June 21, 2022 and June 22, 2022, counsel for Your Superfoods, Inc. received trademark infringement notices from Shopify Inc. (“Shopify”) on behalf of Ogilvie Brands, Inc. (“Ogilvie”), alleging that Your Super’s “GUT FEELING” product infringes Ogilvie’s “GUT FEELINGS PROBIOTIC” trademark. On June 28, 2022, counsel for Your Superfoods sent a response letter to Shopify explaining the lack of a likelihood of confusion between the Your Super’s use of “GUT FEELING” and Ogilvie’s trademark, especially in light of the differences between the marks and the crowded field of dietary supplement marks containing the terms “GUT” and “FEELING.” Your Superfoods and Ogilvie are currently in settlement negotiations regarding this matter and the Company does not believe the aforementioned negotiations will have a material adverse effect on its business.

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

An arbitration proceeding commenced in September 2022 against Your Superfoods, Inc. by Power Digital Marketing, a service provider of Your Superfoods, Inc., was settled for certain cash consideration in November 2022, and the arbitration proceeding was dismissed.

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

NOTE 17 - SUBSEQUENT EVENTS

On April 6, 2023, FSL, a company controlled by Mr. Steven Bartlett, director, exercised an option to purchase 200,000 shares of unregistered, restricted Common Stock for cash consideration of $0.001 per share.

On April 20, 2023, the board of directors resolved to amend (the “Amendment”) the Company’s Amended and Restated Articles of Incorporation, as amended, to restate in its entirety Article Fourth, Section B – Preferred Stock (i) to allow for the optional conversion of the Company’s outstanding Seed Preferred Shares and (ii) to conform and correct certain provisions in Article Fourth, Section B relating primarily to the calculation of, and adjustments to, the conversion price of the Seed Preferred Shares.  Concurrently, the holders of shares of the Company’s Common Stock, constituting approximately 54.42% of the total issued and outstanding voting capital stock of the Company as of the that date approved the Amendment by written consent.

On April 27, 2023, the Company issued a total of 750,000 shares of its Common Stock in a private placement to two subscribers. Under the terms of their subscription agreements, the subscribers purchased 750,000 shares of Common Stock at $2.00 per share for aggregate proceeds of $1,500,000.

On May 2, 2023, Poonacha Machaiah resigned from his position as a member of the Board of Directors, effective as of that date.

The Company’s management has reviewed all material subsequent events through the date these financial statements were issued in accordance with ASC 855-10.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains predictions, estimates and other forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “intends,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on October 12, 2022, that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the nine months ended March 31, 2023 and the notes thereto appearing elsewhere in this Report and the Company’s audited financial statements for the fiscal year ended June 30, 2022, as filed with the SEC on Form 10-K on October 12, 2022.

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

On October 13, 2022, we concluded the acquisition of the assets and business of Los Angeles based Your Super, Inc. (“Your Super”) in order to capitalize on two high-growth wellness sectors: superfoods and plant-based nutrition. Your Super ranked #1 in the food and beverage category on Inc.’s 2021 5,000 fastest growing company list, placing 25th overall with a three-year revenue growth of 11,477 percent and $180 million in cumulative revenue. Your Super is a next-gen industry leader in plant-based living. Your Super’s plant-based superfood and protein mixes contain 5 to6 naturally dried superfoods. Superfoods are nutrient-rich foods considered to be high in micronutrients like vitamins, minerals, antioxidants, phytonutrients and enzymes, beneficial for health and well-being. Every ingredient is grown, harvested, 3rd party tested, and packaged 100% sustainably. The ingredients are certified organic, non-GMO certified, glyphosate-free, plant-based and gluten-free. Your Super products do not contain any sweeteners, stevia, artificial flavors, fillers, preservatives or additives.

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

In connection with our acquisition of the assets of Your Super, Inc., on October 27, 2022, we received a $3 million loan under the credit facility referenced above. As an inducement for the loan and for a waiver of certain terms of the credit facility with respect to this loan, we issued to the administrative agent for the credit facility a warrant for 1,560,148 shares of our seed preferred stock. In addition, Your Super HLCO LLC, our indirectly wholly owned subsidiary that we established to house the acquired assets of Your Super, Inc. and to run our new Your Super business, entered into a supplemental agreement to the credit agreement with the administrative agent of the credit facility pursuant to which Your Super HLCO LLC pledged all of its assets (being the Your Super acquired assets) to the administrative agent as collateral for the $3 million loan.

During the quarter ended December 31, 2022, we commenced operations of our business encompassing the Your Super acquired assets.  We added five employees to its US based operations and nine employees to its European based operations as a result of this acquisition.

Recent Events

On March 3, 2023, we concluded the acquisition of certain assets of Chopra Global, LLC, a Delaware limited liability company including the Chopra App - a wellness and meditation app, certain products and services including guided meditation packages and detox kits and operation of select Chopra branded health and wellness retreats.  In connection with this acquisition, we drew a further $1.873 million from its credit facility.  We added 8 employees as a result of this acquisition.

Subsequent to March 31, 2023 we amended our Amended and Restated Articles of Incorporation to restate in its entirety Article Fourth, Section B – Preferred Stock (i) to allow for the optional conversion of our outstanding Seed Preferred Shares and (ii) to conform and correct certain provisions in Article Fourth, Section B relating primarily to the calculation of, and adjustments to, the conversion price of the Seed Preferred Shares.

Results of Operations

Reported in Thousands

Three months Ended March 31, 2023, compared to the three months ended March 31, 2022

Revenue

During the three months ended March 31, 2023, we generated revenues of $3,185 as compared to $0 in the three months ended March 31, 2022.  Cost of revenue in the three months ended March 31, 2023 was $1,363 as compared to $0 in the prior comparative period and we reported gross profits of $1,822 at March 31, 2023 compared to $0 in the three months ended March 31, 2022.  The increase in revenues period over period is related to our acquisition of the Your Super  and Chopra wellness assets in October 2022 and March 2023.

Operating Loss

We reported operating expenses of $4,091 for the three-month period ended March 31, 2023, as compared to an operating loss for the three-month period ended March 31, 2022, of $739. The substantial increase to our current period loss is a direct result of an increase in operational expenses of $3,352, consisting of increases to general and administrative expenses of $1,258, predominantly related to stock based compensation in the current three-month period, an increase to professional and consulting fees of $951 related to the completion of certain transactions whereby we acquired operating assets in the wellness sector,  and an increase to management fees of $208 again as a result of the increase to our workforce as a result of the acquisition of new operations.  In addition, during the current three-month period we incurred advertising and marketing expenses of $935, with no comparative expenses in the three months ended March 31, 2022. These increased costs were a result of our expansion into the health and wellness sector.

The following table summarizes key items of comparison and their related increase for the three-month periods ended March 31 2023 and 2022:

Reported in thousands	Three months ended March 31,		Change between the three-month periods ended March 31
	2023	2022	2023 and 2022
Revenue	$3,185	$-	$3,185
Cost of revenue	1,363	-	1,363
Gross profit	1,822	-	1,822

Operating expenses
Advertising and marketing	935	-	935
General and Administrative	1,412	154	1,258
Professional and Consulting fees	1,362	411	951
Management fees	382	174	208
Total operating expenses	$4,091	$739	$3,352

Other Income / Expenses

For the three months ended March 31, 2023, we recorded interest expenses of $196, a loss on foreign currency of $5 and other income of $304, with no comparative expenses in the three months ended March 31, 2022.  Interest incurred relates predominantly to a credit facility we obtained in August 2022.  Other income includes a gain of $304 from the settlement of certain outstanding debts acquired with the operating assets from Your Super for less than face value during the current three-month period ended March 31, 2023.

Net Loss

We recorded a net loss of $2,166 at March 31, 2023 as compared to a net loss of $739 at March 31, 2022.

Nine months Ended March 31, 2023 compared to nine months ended March 31, 2022

Reported in Thousands

Revenue

During the nine months ended March 31, 2023, we generated revenues of $5,559 as compared to $0 in the nine months ended March 31, 2022.  Cost of revenue in the nine months ended March 31, 2023 was $3,138 as compared to $0 in the prior comparative period and we reported gross profits of $2,421 at March 31, 2023 compared to $0 in the nine months ended March 31, 2022.  The increase in revenues period over period is related to our acquisition of the Your Super and Chopra wellness assets in October 2022 and March 2023.

Operating Loss

We reported operating expenses of $15,440 for the three-month period ended March 31, 2023, as compared to an operating loss for the three-month period ended March 31, 2022, of $1,818. The substantial increase to our current period loss is a direct result of an increase in operational expenses of $13,622, consisting of increases to general and administrative expenses of $6,373, predominantly related to stock based compensation in the current nine-month period as well as increased salaries and overhead with respect to our newly acquired operating assets, an increase to professional and consulting fees of $5,149 related to the completion of certain transactions whereby we acquired operating assets in the wellness sector, including financing fees and associated costs, and an increase to management fees of $825 again as a result of the increase to our workforce as a result of the acquisition of new operations.  In addition, during the current nine-month period we incurred advertising and marketing expenses of $1,275, with no comparative expenses in the nine months ended March 31, 2022. These increased costs were a result of our expansion into the health and wellness sector.

The following table summarizes key items of comparison and their related increase for the nine-month periods ended March 31 2023 and 2022:

Reported in thousands	Nine months ended March 31,		Change between the nine-month periods ended March 31
	2023	2022	2023 and 2022
Revenue	$5,559	$-	$5,559
Cost of revenue	3,138	-	3,138
Gross profit	2,421	-	2,421

Operating expenses
Advertising and marketing	1,275	-	1,275
General and Administrative	6,561	188	6,373
Professional and Consulting fees	6,451	1,302	5,149
Management fees	1,153	328	825
Total operating expenses	$15,440	$1,818	$13,622

Other Income / Expenses

For the nine months ended March 31, 2023, we recorded interest expenses of $1,136, a gain on foreign currency of $367 and other income of $1,318, with no comparative income or expenses in the nine months ended March 31, 2022.  Interest incurred relates predominantly to a credit facility we obtained in August 2022.  Other income includes a gain of $1,318 from the settlement of certain outstanding debts acquired with the operating assets from Your Super for less than face value during the current nine-month period ended March 31, 2023.

Net Loss

We recorded a net loss of $12,470 at March 31, 2023 as compared to a net loss of $1,818 at March 31, 2022.

Statements of Cash Flows

Mach 31, 2023 and 2022

The following table summarizes our cash flows for the periods presented:

Reported in thousands	March 31, 2023	March 31, 2022
Net cash used in operating activities	$(5,143)	$(1,803)
Net cash used in investing activities	(3,839)	(28)
Net cash provided by financing activities	5,573	2,056
Foreign Exchange Rate effect on cash	4	-
Increase (decrease) in cash	(3,405)	225
Cash end of period	$3,087	$225

Cash Used in Operating Activities

Reported in Thousands

Net Cash used in operating activities for the nine months ended March 31, 2023 was $5,143 as compared to $1,803 used in operating activities in the nine months ended March 31, 2022.

Changes in operating activities in the nine months ended March 31, 2023, include various adjustments to reconcile the net loss to net cash used in the current nine months including $157 in depreciation and amortization, $4,081 as stock based compensation, $4,052 in respect to certain warrants issued as a financing cost relative to a line of credit we obtained in August 2022, a gain from non-operating expenses of $1,060, predominantly related to the gain from settlement of certain debts acquired with the assets of Your Super for less than face value, and a gain from foreign currency translation of $319 and a change in deferred income taxes of $227, all with no comparative balances in the prior nine months ended March 31, 2022.

Changes in operating assets and liabilities in the current nine months ended March 31, 2023 include an increase in advances to vendors of $129, an increase to accounts receivable of $472 and an increase to inventories of $1,056, a decrease to contract liabilities of $163, with no comparative balances in the nine months ended March 31, 2022. All relating to the acquisition of certain operating assets from Your Super, Inc. and Chopra Global, LLC.  Accounts payable decreased by $1,115 in the current nine-month period as compared to an increase of $149 in the prior comparative nine months, prepaid expenses increased by $22 in the current period as compared to $139 in the prior comparative nine months, and sales tax payable increased by $6 compared to a reduction in sales tax payable of $4 in the nine months ended March 31, 2022.  In the nine months ended March 31, 2023, we recorded an increase to accounts payable, related party of $280, compared to an increase of $9 in the nine months ended March 31, 2022.

Cash provided by Investing Activities

During the nine months ended March 31, 2023, investing activities as a result of the acquisition of the assets of Your Super, Inc. and Chopra Global, LLC used net cash of $3,839 which was comprised of cash acquired on acquisition of $595, a cash payment in respect of the acquisition of $4,500, a refund on a previously submitted trademark application of $2 and security deposits of $64.  During the nine months ended March 31, 2022 we used cash of $28 including cash paid in respect to the acquisition of NOEO of $20 and for certain trademark filing fees of $8.

Cash Provided by Financing Activities

During the nine months ended March 31, 2023, financing activities provided net cash of $5,573, which was comprised of proceeds from the sale of common stock and seed preferred stock of $700 and proceeds a financing facility, line of credit of $4,873.   During the nine months ended March 31, 2022, financing activities provided net cash of $2,056, which was comprised of proceeds from the sale of seed preferred stock and common stock of $1,659 and advances from related parties of $397.

Liquidity and Capital Resources

Reported in Thousands

Our balance sheet as of March 31, 2023, reflects current assets of $9,310 consisting of $3,087 cash on hand, accounts receivable, net of $501, prepaid expenses of $1,338, inventory, net of $4,024, advances to vendors and other current assets of cumulative $360. We had a working capital deficit of $7,225 (June 30, 2022- working capital of $6,107) and have reported accumulated losses to date of $21,061. We have commenced revenue generating operations in the wellness sector; however, revenues are not yet sufficient to meet ongoing operational expenditures. During the nine months ended March 31, 2023, we entered into a credit agreement with certain lenders who agreed to extend us a credit facility t consisting of up to $75,000 (which amount may be increased up to $150,000 in accordance with the terms of the agreement) in aggregate principal amount of term loan commitments, the proceeds of which may be used to acquire assets that are deemed eligible by meeting certain criteria. During the nine months ended March 31, 2023, we drew down $4,873 under the credit facility to assist in financing the acquisition of additional operating assets.  We believe we have sufficient capital to operate over the next twelve months.

Going Concern

We had a working capital deficit of $7.2 million on March 31, 2023. During the year ended June 30, 2022, we entered into private placement subscription agreements to raise a total of $10 million by the sale of seed preferred stock at $2 per share, of which we have collected $9.66 million, with the remaining $0.34 million expected to be collected in before June 30, 2023. During the current nine months ended March 31, 2023, we sold an additional 50,000 shares of seed preferred stock at $2 per share for proceeds of $0.1 million and 125,000 shares of common stock at $2 per share for proceeds of $250,000, all of which has been collected to date. Subsequent to March 31, 2023 we raised an additional $1.5 million through the sale of an additional 750,000 shares of common stock. We have commenced operations in the wellness sector initially through the acquisition of NOEO and more recently with the acquisition of the Your Super and Chopra Business assets. During the nine months ended March 31, 2023, we entered into a credit agreement with certain lenders who agreed to extend a credit facility to us consisting of up to $75 million (which amount may be increased up to $150 million in accordance with the terms of the agreement) in aggregate principal amount of term loan commitments), the proceeds of which may be used to acquire assets that are deemed eligible by meeting certain criteria. To date the we have been funded $4.87 million under the terms of this agreement in order to facilitate the purchase of operating assets.  Our continuation as a going concern is dependent upon the ability to attain profitable operations from our future planned business operations and sufficient financing to carry out those plans. If we are unable to obtain adequate capital as needed, or conduct revenue generating operations, we may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

COVID-19 Pandemic and other factors

While the World Health Organization has recently declared that the COVID-19 pandemic is no longer a public health emergency of international concern and the global economy is focused on recovery, the impact of COVID-19 could continue to have an adverse impact on us going forward. COVID-19 caused significant disruptions to the global financial markets, which may continue to impact our ability to raise additional capital and to pursue certain acquisitions. Additional factors which may impact our ongoing operations include, but are not limited to, inflation, potential supply chain issues as a result of the aforementioned recovery from the COVID-19 pandemic, the recent war in the Ukraine and climate change. These events may have serious adverse impact on domestic and foreign economies which may impact our operations as a result of a variety of factors including the potential for reduced consumer spending.  We are unable to predict the ongoing impact of these factors on our consolidated financial operations. There are no assurances that we will be able to meet its obligations, raise funds or conclude the acquisition of identified businesses.

Off Balance Sheet Arrangements

We currently has no off-balance sheet arrangements.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of its assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and we include any revisions to its estimates in its results for the period in which the actual amounts become known. Significant estimates in the period include the preliminary purchase price allocation with respect to the acquisition of the assets and liabilities of Your Super Inc., the allowance for doubtful accounts on accounts and other receivables, inventory allowance and impairment, valuation and useful lives of fixed assets, valuation of common stock and stock warrants, stock option valuations, imputed interest on due to related parties, and deferred tax valuation allowance.

Inventories

Inventories consist primarily of raw materials, work-in-process (blended superfood powder) and finished goods. Finished goods and work-in-process include direct materials, finished product kits, finished products, third-party blender and other overhead costs involved in manufacturing for e-commerce sales. We value inventory using the standard costing method whereunder product costs are allocated based on standard rates for materials, labor, and overhead. We analyse actual costs at regular intervals and accounts for any variance in its costs of goods sold. Inventories are stated at the lower of cost or net realizable value, with cost determined using the first-in first-out method. Inventories have been reduced by an allowance for excess, obsolete and unsaleable inventories. The allowance is an estimate based on our management’s review of inventories on hand compared to estimated future usage and sales. We perform cycle counts of inventories at its warehouse and distribution center throughout the year. An allowance for inventory shrinkage is established for estimated inventory shrinkage since the last physical inventory date through the reporting date.

Goodwill and Intangibles

Goodwill represents the excess of the purchase price over the fair market value of the net assets (including intangibles) acquired on October 13, 2022 and March 3, 2023, respectively. We have implemented the Business Combinations Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other. Goodwill and tradename are deemed to have an indefinite life, customer/distributor relationships  have a definite life of approximately 5 years and non-compete provisions with key employees have a definite life of approximately 4 years. Goodwill and indefinite life intangible assets are not amortized but are subject to, at a minimum, annual impairment tests.  We expense costs to maintain or extend intangible assets as incurred.

We review intangible assets (with a definite life), excluding goodwill and tradenames, for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable.  We measure the recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets are expected to generate.  If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value of the asset exceeds its fair value.  There were no impairments for the periods presented.

We test goodwill, accreditation and trade names for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired.  There were no goodwill, accreditation or trade names impairments for the periods presented.  Amortization of customer relationships and non-compete agreements on a straight-line basis totaled $126 in the nine-month period ended March 31, 2023.

Stock-Based Compensation

We account for stock option awards granted to employees, non-employees, and directors using the accounting guidance in ASC 718 “Stock Compensation” (“ASC 718”). In accordance with ASC 718, we estimate the fair value of service-based options and performance-based options on the date of grant, using the Black-Scholes pricing model. We recognize compensation expense for stock option awards over the requisite or implied service period of the grant. Compensation expense is recognized on a straight-line method over the requisite service period. Forfeitures are accounted for as they occur.

Recent Accounting Pronouncements - We have implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of March 31, 2023, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our internal controls and procedures are not effective for the following reasons: (i) our processes for gathering, analyzing and reporting information in a timely manner in accordance with the Exchange Act has been ineffective in the most recent financial report period and, (ii) we currently has no formal audit committee with a financial expert, and thus our board performs the oversight role within the financial reporting process.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. Management is currently not aware of any such legal proceedings or claims that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Certain legal and arbitration proceedings settled in the nine months ended March 31, 2023 are detailed below:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 8, 2023, stock options to acquire 100,000 shares of Company Common Stock were exercised at $0.001 per share for cash proceeds of $100 and a total of 100,000 shares of unregistered, restricted common stock were issued to the holder.

On April 7, 2023 we issued 50,000 unregistered, restricted shares of Common Stock to an individual subscriber under the terms of a private placement at $2 per share for total proceeds of $100,000.

On April 6, 2023, stock options to acquire 100,000 shares of Company Common Stock were exercised at $0.001 per share for cash proceeds of $200 and a total of 200,000 shares of unregistered, restricted common stock were issued to the holder.

On April 27, 2023 we issued 750,000 unregistered, restricted shares of common stock to two corporate subscribers under the terms of a private placement at $2 per share for total proceeds of $1,500,000.

During the three months ended March 31, 2023 the we issued a total of 175,000 shares of seed preferred stock to a single subscriber at $2 per share for total proceeds of $350,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On May 2, 2023, Poonacha Machaiah resigned from his position as a member of our board of directors (the “Board”) effective as of that date. Mr. Machaiah’s resignation was not the result of any disagreement with the Company or the Board regarding the Company’s financial or accounting policies or operations.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
2.1

Asset Purchase Agreement, dated as of October 13, 2022, by and among The Healing Company Inc., HLCO Borrower, LLC, Your Super, Inc., and Shareholder Representative Services LLC (incorporated by reference to our Current Report on Form 8-K filed on October 18, 2022)

2.2

Asset Purchase Agreement, dated as of March 3, 2023, by and among the Company, Chopra HLCO and Chopra Global, LLC, and solely with respect to indemnification provisions, Deepak Chopra. (incorporated by reference to our Current Report on Form 8-K filed on March 7, 2023)

3.1

Certificate of Amendment filed with the Nevada Secretary of State on October 7, 2021, to include the Amended and Restated Articles of Incorporation (incorporated by reference to our Annual Report on Form 10-K filed on October 12, 2022).

3.2	Certificate of Amendment filed with the Nevada Secretary of State on July 19, 2022 (incorporated by reference to our Current Report on Form 8-K filed on July 25, 2022)
3.3	Amended and Restated By-laws (incorporated by reference to our Annual Report on Form 10-K filed on October 12, 2022).
3.4	Certificate of Amendment filed with the Nevada Secretary of State on April 26, 2023 (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2023).
4.1	Amended and Restated Warrant dated August 4,2022 issued to Westmount Group LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 15, 2022)
10.1	Separation Agreement and Release of Claims, dated February 21, 2023, between the Company and Amit Kapur. (incorporated by reference to our Current Report on Form 8-K filed on February 27, 2023)
10.2	Amendment to Restricted Stock Award Agreement, dated February 21, 2023, between the Company and Amit Kapur. (incorporated by reference to our Current Report on Form 8-K filed on February 27, 2023)
10.3	Lock Up/Leak Out Agreement, dated as of March 3, 2023, by and between the Company and Chopra Global, LLC. (incorporated by reference to our Current Report on Form 8-K filed on March 7, 2023)
10.4	License Agreement, effective as of March 3, 2023, by and among the Company, Chopra HLCO and Chopra Global, LLC. (incorporated by reference to our Current Report on Form 8-K filed on March 7, 2023)
10.5

Assignment and Assumption Agreement, effective as of March 3, 2023, by and among the Company, Chopra HLCO and Chopra Global, LLC. (incorporated by reference to our Current Report on Form 8-K filed on March 7, 2023)

10.6	Bill of Sale, dated as of March 3, 2023, of Chopra Global, LLC. (incorporated by reference to our Current Report on Form 8-K filed on March 7, 2023)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
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

THE HEALING COMPANY INC.

Date: May 19, 2023	By:	/s/ Simon Belsham
Simon Belsham
Chief Executive Officer (Principal Executive Officer)

Date: May 19, 2023	By:	/s/ Justin Figgins
Justin Figgins
Principal Financial and Accounting Officer

