Form 10-K
period 2023-06-30
Healing Co Inc.
filed 2023-10-23
CIK 1441082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to ____________

Commission file number 333-152805

THE HEALING COMPANY INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2862618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 W 50th Street, 2nd Floor, New York, New York	10020
(Address of principal executive offices)	(Zip Code)

(866) 241-0670

Registrant's telephone number

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $142,518,000.

As of October 19, 2023, the Issuer had 57,474,920 common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains predictions, estimates and other forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

•

the “Company,” “we,” “us,” and “our” refer to the combined business of The Healing Company Inc., a Nevada corporation, and its wholly owned subsidiaries, NOEO GmbH, NOEO, Inc., HLCO Borrower LLC, Your Super HLCO LLC, Chopra HLCO LLC and the Your Super HLCO LLC subsidiaries.

•	“Exchange Act” refers the Securities Exchange Act of 1934, as amended;
•	“NOEO” refers to NOEO GmbH, a German company;
•	“EUR” refer to the legal currency of the European Union;
•	“SEC” refers to the Securities and Exchange Commission;
•	“Securities Act” refers to the Securities Act of 1933, as amended; and
•	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of a written request to us at The Healing Company Inc., 135 W 50th Street, 2nd Floor, New York, New York 10020.

PART I

ITEM 1. BUSINESS

Overview

We are entrepreneurs, storytellers, operators, healers, humans—united by a common vision: Bring integrated healing to the world.

Our mission and vision is to bring integrative healing to the world.

We are an emerging health and wellness company that has identified the need for a change in healthcare, where conventional medicine and alternative healing can co-exist to provide a world of integrated healing.

Compelled by the global healthcare crisis and a deep belief in a different way—one which draws on conventional medicine and ancient wisdom, science and nature—we look to democratize access to integrated healing methods, while helping the world evolve how it thinks about health and healthcare.

Our Strategy

To achieve our objectives, we are building a community of integrated wellness focused, healing brands committed to a more sustainable, healthy and joyful world. We identify and acquire early stage, high potential brands within selected health and wellness categories, such as supplements and nutraceuticals, to help grow their healing practices and products.

Our Brands

Your Super

Your Super is a leading plant-based superfoods brand featuring organic, delicious, and functional superfood blends to help women eat more plants and thrive. Born out of a mission to improve people’s health through the power of super plants, Your Super manufactures and sells products that are nutritionally formulated with only five to six ingredients and nothing else added—no additives, fillers, gums, artificial sweeteners, or preservatives. Containing just the good stuff, every ingredient is certified organic, non-GMO certified, glyphosate-free, plant based, and gluten free. Your Super’s effective superfood blends are designed to unlock vibrant health—from glowing skin to mental focus.

Your Super, prior to its acquisition by us in 2022, had sold more than 5,000,000 products and served more than 1,000,000 customers across the United States and in Europe through retail and DTC (direct to consumer) channels such as Amazon. In 2021, Your Super ranked 25th on Inc. magazine’s fastest growing companies list and first in the food and beverage category.

Our Your Super brand is focused on two high-growth wellness sectors, superfoods and plant-based nutrition, representing more than $200 billion1 in of global market potential.

Your Super - Products

Our Your Super brand currently offers twelve superfood blends covering five different categories: Detox and Energize, Calm and Clarity, Digest and Reset, Radiance and Vitality, and Balance and Flow. Each blend is formulated specifically around a functional need.  Each of our Your Super blends is categorized under one of the five categories as indicated in the chart below:

_________________

1Statista for superfoods market, Research and Markets for plant-based food market

Chopra

We purchased our Chopra line of products from Chopra Group, founded by the world-renowned pioneer integrative medicine, Dr. Deepak Chopra, MD. As the original integrative health experts Chopra blends modern well-being practices with Ayurveda - a centuries-old system of health and healing - to offer a whole-self approach. By focusing on physical, mental, and spiritual health, with our Chopra products we empower people to create self-care routines as unique as they are, unlocking their body’s natural healing abilities.

Chopra – Products

Our Chopra products and services listed below provide our customers the tools and confidence to help them take control of their health:

•

Chopra Meditation and Wellbeing App: Developed by Dr. Deepak Chopra MD, the Chopra App puts personalized support in the hands of its users. This subscription-based app includes more than 500 streaming self-care practices, including the Chopra 21-Day Meditation Experiences, and more than 2000 hours of meditation and self-care practices across a range of topics such as better sleep, stress relief, improved health, increased focus and spiritual growth. The Chopra app has been downloaded more than 1,000,000 times and has a 4.9 star rating in the iOS app store. The Chopra App’s unique original content, recorded from Dr. Deepak Chopra and educators in the Ayurvedic, meditation and health space, also includes:

○	In-app dosha quiz that delivers a unique mind-body type report along with personalized ayurvedic practices to help keep users in balance

○	5, 10, 20 & 30 minute sessions for beginner and experienced meditators

○	Daily and monthly releases of new programs and collections

○	Personalized tracking to help users build their practice

5

•

Editorial + Social: Our Chopra brand operates the chopra.com website where we offer thousands of resources, including articles written by Dr Chopra and other health and wellness experts on topics such as Ayurvedic medicine, meditation, and alternative health.

•	Chopra Consumer Products: In our Chopra consumer products line we are currently offering the following products:

○

Chopra Detox Kit: Our Chopra consumer products line was initially launched with the Chopra Renew and Restore Detox Kit - a 7-day program to completely detoxify the body bringing ancient Ayurvedic principles and modern science to bear.

○	Chopra Body Oils. Rooted in the Ayurvedic principles of self-care, the Chopra body oils combine essentials herbs that connect with a user’s individual dosha.

In addition to our Chopra Detox Kit and Chopra body oils, we have a significant number of Chopra consumer products in development for launching later in 2023 and in early 2024.  Many of these are being developed as part of our strategic partnership with Althea Life Sciences, the R&D division of the world’s largest Ayurvedic producer, Dabur.

•

Chopra Wellness Experiences: Chopra licensed experiences are our Chopra health retreats that are offered through carefully selected partners including the CIVANA wellness resort in Carefree, Arizona and the Lake Nona Performance Club in Lake Nona, Florida that hosts our Chopra Mond-Body Zone and Spa. These multi-day wellness retreats are geared at fostering a life-changing, well-rounded approach to well-being and include meditation and yoga, educational sessions and workshops, multi-step detoxification processes including meal programs designed to promote detoxification, personalized massage therapy, ayurvedic spa treatments and access to other Chopra healing and health programs.

Our Segments

We use the so called “management approach” to identify our reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying our reportable segments. Using this approach, we have determined that we currently do business in three operating segments:

•	E-commerce sales of health and wellness products,
•	Sales of memberships to our wellness app, and
•	Support for our licensed wellness experiences.

Our Corporate History and Structure

We were incorporated as Lake Forest Minerals Inc. in the State of Nevada on June 23, 2008. We were originally formed to engage in the acquisition, exploration and development of natural resource properties of merit; however; our former management was not successful in those endeavors and discontinued that business. With the acquisition of NOEO on March 10, 2022, and the onboarding of a new management team, we commenced operations in the health and wellness sector. We changed our name to The Healing Company Inc. in April 2021 and we changed our ticker symbol to “HLCO” on June 23, 2022.

Our Acquisition Credit Facility

To facilitate our acquisitions program, in August 2022, we entered into a credit agreement with certain lenders who agreed to extend a credit facility to us consisting of up to $150,000,000 (under certain circumstances) in aggregate principal amount of term loan commitments which we can use to acquire assets that meet certain criteria specified in the agreement.  Individual term loans under this facility will be in a minimum principal amount of at least $400,000, bear an annual interest rate of the Secured Overnight Financing Rate (SOFR) plus 12% and will mature in 12 months or less. We have established a wholly owned subsidiary, HLCO Borrower LLC, which will be the “borrower” under this term loan facility. When we acquire a business whose acquisition is to be funded, in part, through this credit facility, the term loan is made to HLCO Borrower LLC which, in turn disburses the borrowed funds at our instruction and the acquired assets are held in, and operated through, a newly formed wholly owned subsidiary of HLCO Borrower LLC. The term loans will be secured by a first priority lien on the assets of HLCO Borrower LLC, including all of the assets of the operating subsidiaries owned by HLCO Borrower LLC and funded through the term loan facility.

Our Acquisitions under the Credit Facility

On October 14, 2022, we acquired all of the assets of Your Super, Inc., a super foods company founded by Michael Kuech and Kristel De Groot. Included in the Your Super, Inc. assets we acquired three Your Super operating subsidiaries - Your Superfoods B.V., Your Superfoods GmbH and Your Superfoods, Inc. The total consideration we paid for this acquisition consisted of (i) 3,200,000 shares of our restricted common stock valued at $2.50 per share for an aggregate value of $8 million and (ii) the forgiveness of $7,614,444.40 of outstanding debt of Your Super, Inc. owed to us. The outstanding debt was originally an obligation of Your Super, Inc. to a third-party lender. We acquired this loan obligation from the lender on September 9, 2022, for cash consideration of $2,000,000 and a seven-year warrant to purchase up to 1,500,000 shares of our common stock at an exercise price of $2.00 per share. In connection with our acquisition of the Your Super assets, we borrowed $3,000,000 under the term loan credit facility.  Our Your Super business is now operated through Your Super HLCO, LLC, a Delaware limited liability company that we established to hold and operate the Your Super acquired assets. Your Super HLCO LLC is a wholly owned subsidiary of HLCO Borrower LLC and all of the Your Super HLCO assets are now pledged to the term loan lenders under the credit facility agreement.

On March 3, 2023, we acquired certain assets of Chopra Global, LLC, a health and wellness company founded by Dr. Deepak Chopra, MD.  These assets were components of Chopra Global’s digital, licensing and consumer products divisions. The consideration paid and payable by us for the Chopra assets we purchased is an aggregate purchase price of up to $5,000,000 in cash plus newly issued shares of our restricted common stock. $1,000,000 of the cash portion of the purchase price was paid to Chopra Global on March 3, 2023, along with the issuance of 1,400,000 shares of our restricted common stock. A deferred cash payment of $2,500,000 was paid to Chopra Global during the three months ended March 31, 2023.  Additionally, we may pay to Chopra Global up to three (3) earnout payments of $1,000,000 in value each, subject to and payable in accordance with earnout thresholds specified in the purchase agreement with Chopra Global. Each of these earnout payments will be comprised of 50% in cash and 50% in shares of our restricted common stock. These earnout payments will be earned (i) for the period starting March 1, 2023 and ending December 31, 2023 if net revenue generated by the Chopra business operated by us exceeds $5,900,000; (ii) for the calendar year ending December 31, 2024 if such net revenue for that year exceeds $11,000,000; and (iii) for the calendar year ending December 31, 2025 if such net revenue for that year exceeds $15,000,000. The earnout shares will be valued at the market price at the time of issuance based on the five-day volume weighted average price of our common stock prior to the last day of the applicable measurement year. If we are taken private or undergo a change of control (as defined in our agreement with Chopra Global), any subsequent earnout payment(s) will be paid 100% in cash.  In connection with our acquisition of the Chopra Global assets, we borrowed $1,582,000 under the term loan credit facility.  Our Chopra business is now operated through Chopra HLCO, LLC, a Delaware limited liability company that we established to hold and operate the Chopra acquired assets. Chopra HLCO LLC is a wholly owned subsidiary of HLCO Borrower LLC and all of the Chopra HLCO assets are now pledged to the term loan lenders under the credit facility agreement.

The following charts depict our organization structure.

NOEO

On March 10, 2022, we acquired NOEO GmbH (“NOEO”) from our director and co-founder, Anabel Oelmann, for cash consideration of EUR 25,000.  Ms. Oelmann founded NOEO to manufacture and market direct to consumers in Europe NOEO branded adaptogen herbal supplements. We have determined not to pursue the NOEO line of business and we are winding down our NOEO operations.

For Further Information

For a more detailed discussion of our development during our fiscal year ended June 30, 2022, including relating to our NOEO business, we direct you to our annual report on Form 10-K for the fiscal year ended June 30, 2022, which we filed with the SEC on October 12, 2022, available at the following link:

https://www.sec.gov/ix?doc=/Archives/edgar/data/0001441082/000147793222007571/hlco_10k.htm

Our Industry

Our strategy, to first build a community of powerful healing brands, and second, connect them into a closed loop wellness system that prevents disease & unlocks thriving wellbeing, places us at the intersection of three vast & growing industries:

We’ve opted to place our primary focus initially on investments in the supplements & nutraceuticals market, which is characterized by high fragmentation and vague & changing regulation, but also strong unit economics and the opportunity to be the foundation of consumer habit building. The supplements & nutraceuticals industry is $165 billion globally, and projected to grow at a 9% CAGR through 2030.

Historically, the supplements & nutraceuticals market has been recession buoyant, with the industry growing 8% during the 2008-09 economic crisis, and recent study showing the last area consumers will cut spending is on health & wellness.

Each of the markets in which we operate are characterized by rapid technological changes, frequent new product introductions, fragmentation, extensive intellectual property disputes and litigation, price competition, aggressive marketing practices, evolving industry standards, and changing customer preferences. Accordingly, our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies operating in rapidly changing and competitive markets.

Equally, the lack of an established, leading player operating at the intersection of these sectors creates immense opportunity to foster consumer trust & credibility, benefit from shared resource & data, and the higher impact, stickier experience generated from an ecosystem model.

Supplements & Nutraceutical Industry

The supplements & nutraceutical industry focuses on nutritional supplements intended to improve longevity, sports fitness, and provide health benefits in addition to the basic nutritional value present in food. Most people are familiar with various supplement and nutraceutical products—and have likely used them—even if they are unfamiliar with the industry name. Supplements and nutraceuticals comprise such commonly used items as herbal products, specific diet products, vitamins, processed foods.

The Superfoods Market

The global superfoods market reached a value of $162.6 billion in 2022. As per the analysis by IMARC Group, the leading manufacturers in the superfoods market are focusing on product improvements to expand their product portfolio and increase their existing sales. They are consequently launching plant-based food variants to meet the nutritional requirements of the vegan population. Product manufacturers are also financing advertising campaigns, such as celebrity endorsements and social media campaigns. Moreover, cafes, restaurants, hotels, and quick-service restaurants (QSRs) are incorporating superfoods in their dishes to expand their consumer base. In addition, the advent of superfood powders that can be added to prepare smoothies, juices, and shakes is influencing the market positively. In addition, leading players are introducing ready-to-eat (RTE) superfood products on account of rapid urbanization, busy lifestyles, and expanding purchasing power of consumers. They are also extensively using superfoods in the production of dietary supplements, such as capsules and gummies, to meet the daily nutritional requirements of individuals. Looking forward, the market value is expected to reach $226.3 billion by 2028, growing at a CAGR of 5.5% during the forecast period (2023-2028).2

Our Manufacturing and Distribution

Manufacturing. We rely on contract manufacturers to manufacture our products. The contract manufacturers schedule and receive ingredient and packaging inventory according to parameters set in their contracts and forecasts we provide. Some ingredients and packaging are purchased by our contract manufacturers pursuant to framework contracts we have with the applicable suppliers. Our contract manufacturers are regularly audited by third parties and are required to follow rigorous food safety guidelines. We believe our contract manufacturers have capacity to meet our anticipated supply needs, although short-term high demand can cause disruptions. We monitor both near-term and long-term capacity as well as fulfillment rates and overall performance of our manufacturing partners and qualify alternate suppliers as needed. In general, we purchase finished products from our contract manufacturers, which includes all packaging and ingredients used, as well as an agreed-upon tolling charge for each item produced. These finished products are then shipped directly to our distribution centers or shipped directly from the contract manufacturer to the customer.

Sales and Marketing

We employ many different techniques and strategies within our marketing initiatives. These include direct-to-consumer outreach, use of influencers through social media, Facebook targeting, focused e-mail campaigns, and traditional media. Our marketing goal is always to increase visibility and relevance of our brands in the minds of our customers and potential customers. We hope to expand our programs to include experimental marketing techniques in the future.

With our Chopra and Your Super brands, we leverage a full-funnel, multi-channel strategy across owned, earned, and paid market resources, with a focus on strategies that fuel organic growth.

Your Super Marketing

Our Your Super owned channels include email, SMS, app, social (Instagram, TikTok, Facebook group, LinkedIn), blog, and our YourSuper.com website; our paid channels include Meta, Google, our Your Super store on Amazon, and influencers.

Our marketing messaging typically centers around need (functional and/or emotional) + benefit, though central to our strategy is continual creative + message testing.

An example of our full-funnel marketing approach for our Your Super clinically-proven hormonal health and PMS product, Moon Balance starts with paid creative advertising on various social media platforms, which attracts potential consumers to our YourSuper.com website landing page where we provide additional Moon Balance product information leading to a call-to-action product purchase option.

Chopra Marketing

Our Chopra product marketing typically leverages the very large “owned” audiences that Chopra has – a more that 4,000,000 emailable data base contact list, 20,000,000 social media followers on @chopra and @deepakchopra handles across Facebook, Instagram, Twitter, LinkedIn, Medium and other social medium channels as well as the 7,000,000 engaged unique visitors to chopra.com annually. Chopra.com and the Chopra blog command significant domain authority with more than 300,000 important health and wellbeing related keywords and topics. We believe that his natural organic SEO and social reach is equivalent to tens of millions of dollars of marketing spend for this standalone brand.

 _________________

2IMARC Impactful Insights

Customers

Your Super – Customer Focus

Your Super has a focused customer target: health motivated, though not health expert, suburban middle to upper class mothers who shop for Your Super primarily for the health benefits she will experience from the products. The demographic is middle age, middle-class females that live in suburban or rural communities.

Chopra – Customer Focus

While the US and North America are the anchor markets for our Chopra brand, Chopra reaches far around the world including Europe, South America, Southern Africa, India and Australia.

The Chopra consumer is predominantly female and typically over the age of 40. The prime motivations for coming to Chopra are for seeking ways to manage stress and tension, emotional balance, general health and wellness and for deepening the experience with meditation and exploring further health and wellness related teachings. People often come to the Chopra brand after reading one of Deepak’s books or seeing his teachings on social media or elsewhere. We categorize three core psychographics:

•	The Spiritualists: motivated by their interests in to tapping into something deeper;
•	The Improvers: driven by a sense to personally grow and become more effective; and
•	The Recoverers: having experienced some kind of trauma, seeking help recovering from that trauma.

Together these three psychographics represent about 10% of the US population.

Seasonality

The market for our Your Super and Chopra products displays some underlying seasonality, with the first half of the calendar year, January through June, typically outpacing the second half of the calendar year, July through December, and the most notable peak and trough months being January and December, respectively. Accordingly, we architect both campaigns designed to ride market tailwinds, such as community live detoxes and new product releases around new year and spring/early summer market peaks, as well as campaigns designed to stem troughs (e.g. limited edition re-releases of popular products around holiday, promotions, and/or challenges through summer months).

Competition

We are not aware of any other public companies that are acquiring health and wellness brands and building a community of businesses in this space. At the brand level, we consider the following factors in analyzing our competition:

Your Super

Due to the fragmented nature of the supplements, nutraceuticals, and superfoods spaces, as well as the functional design of our products, each formulated to address a single health need, we believe that our Your Super brand faces a broad range of competitors from manufacturers and marketers of superfood, protein, and collagen powder based products - from large agri-industry public companies with almost unlimited resources, such as Archer-Daniels-Midland Company, to small private start-up companies just entering our markets.

Chopra

We breakdown the competition to our Chopra brand along functional lines relating to our individual Chopra product offerings as follows:

•

Chopra App. There are numerous app offerings in the health, wellness and mindfulness categories offering a variety of yoga, meditation and relaxation exercises and techniques with practices relating to, for example, stress and anxiety reduction, insomnia and addiction recovery. Additionally, over the past five years a number of apps promoting an Ayurvedic lifestyle have entered the market with information, exercises, detox programs and diet regimes.

•

Chopra Signature Products. Currently, the health and wellness product market is highly fragmented and, for example, there are no significant Ayurvedic product competitors of scale in the West. However, our greatest competition comes from the fact that many brands and products in the health, wellness and nutrition space are starting to use more traditional Ayurvedic herbs such as aswhaganda, turmeric, boswella, brahmi and bitter melon in their formulations. In the beauty and cosmetics markets, a number of market participants are beginning to follow Ayurvedic principles and include Ayurvedic ingredients in their products.

•

Chopra Wellness Experiences. The market for health and wellness retreats and related workshop and class offerings is very fragmented with thousands of yoga studios and an increasing number of breathwork, meditation and Ayurvedic massage studios and workshop offerings throughout the United States. Additionally, integrative health and functional medicine practices and related programmatic offerings have begun to emerge as a growing phenomenon across the country. Some of these offerings are led by well-known and respected industry experts such as Tony Robbins, David Asprey and Mark Hyman. At this time, however, given the size and growth in these markets, no brand has yet to dominate the health and wellness space.

Due to Chopra’s vast product and service lines, it faces a variety of different competitors. For its meditation app, Chopra’s largest competitors are Calm, Headspace, and Betterup, all apps that focus on promoting mental health through different provided services. All three companies are high profile and thus are large competitors to Chopra. For Chopra’s products, its largest competitors are Ritual and Goop. Both companies provide products that incorporate Ayurvedic herbs in their products that rival the products that Chopra produces. For Chopra’s blog, its largest competitors include well+good and mindbodygreen, both companies that blog about health.

Competitive Strengths

Our Overarching Strategic Advantage

In a highly competitive acquisitions market, we are building what we believe to be a focused and effective competitive advantage which makes us an attractive acquisition partner for smaller companies operating in the health and wellness space.

We are building a team bringing deep expertise in S-commerce (social media commerce), marketing, brand development, distribution, and international operations, with a track record of building & growing thriving consumer products companies, adding value in three key areas:

•

Growth: Our in-house and partner experts in storytelling, growth and retention marketing, customer strategy, and conversion rate optimization will help catalyze efficient growth. Further we will help expand distribution through retail, internationally as well as through partnerships that we can uniquely bring to the table.

•	Resources: We provide the capital, technology stack, distribution network, and operational support that allows the acquired business team to focus on product development.

•	Community: For our acquisition partners, being part of a community of integrated healing brands creates synergies and unlocks scale benefits & learnings for all member brands.

Based on management’s belief and experience in the industry, we believe that the following competitive strengths enable us to compete effectively.

Your Super

•

Ingredients. Your Super produces and manufactures its products with only the best ingredients and nothing else. Each product contains only five to six superfoods with zero fillers, sweeteners, Stevia, artificial flavors, preservatives, or additives. This allows for one of the most vibrant, functional superfood powders on the market. Your Super sources its ingredients from all over the world to ensure that it obtains and utilizes the most nutrient dense, bio-available superfoods on the planet. The ingredients are harvested and naturally dried, which preserves maximum nutritional value and allows its consumers to access the power of nourishment from the depths of the Amazon to the highlands of China every day.

•

Established and trusted brands. Your Super is a well-established brand in the health and wellness industry. In particular, Your Super has been in the space for ten years and has over 30,000 5-star reviews on its products, with over one million customers. Additionally, its products are sold through online channels such as Amazon. Your Super’s customers are impassioned advocates and therefore its customer testimonials and reviews give it an advantage over competitors in storytelling in-market and driving potential customers from considerations to conversion.

Your Super - Brand Differentiators

Our Your Super brand is characterized by two primary differentiators:

1)	Ingredients – We use the best ingredients, that is, the most vibrant, functional, superfood powders:

•	Our ingredients:

o	are sourced from all over the world to ensure we get the most nutrient dense, bio-available superfoods on the planet; and

o	are harvested and naturally dried, preserving maximum nutritional value, allowing access to the power of nourishment from the depths of the Amazon to the highlands of China, every day.

•	Each of our products contains only 5 to 6 superfoods—zero fillers, sweeteners, Stevia, artificial flavors, preservatives, or additives. Just whole foods.

We are committed to creating superfood mixes and plant protein powders without additives, fillers, sweeteners, or artificial ingredients to help our customers improve their health.

2)

Customer Testimonials – While there are many new market entrants, Your Super has a 10-year track record with more than 30,000 5-star reviews and a community of more than 1,000,000 customers who have used our products to unlock their most vibrant health & lives. Many of these customers are impassioned advocates, and our customer testimonials and reviews give us an advantage in telling a compelling story in-market, driving potential customers from consideration to conversion.

We are committed to creating superfood mixes and plant protein powders without additives, fillers, sweeteners, or artificial ingredients to help you improve our customers’ health.

Chopra

•

Unique Information and History. Chopra’s teachings combine over thirty years of Deepak’s wisdom and scientific research coupled with the 5,000-year-old healing system of Ayurveda designed to unlock your body’s natural healing abilities. Chopra is thus uniquely positioned to provide timeless and proven well-being solutions to health issues, better than other wellness companies can.

•

Education. Chopra is a pioneer of integrated health in the western hemisphere, therefore Chopra has become an expert at distilling information and teaching our community simple self-care tools to address the stressors of modern life.

•

Engaging through Journeys. Chopra has created guided journeys for spiritual and personal expansion and thus it has become its forte. By providing step by step guidance, Chopra teaches people how to build healthy habits for life, whatever stage the individual is in. Each habit is personalized to the individual’s “triggers”, therefore it will help unlock the “algorithm of life”.

Chopra - Brand Differentiators

Our Chopra brand is characterized by the following key differentiators:

•

Unique Wisdom & Lineage. Our Chopra teachings combine more than 30 years of Dr. Deepak Chopra’s wisdom and scientific research coupled with the 5,000 year-old healing system of Ayurveda designed to unlock one’s body’s natural healing abilities. Through this accumulated knowledge, wee are uniquely positioned to provide timeless and proven well-being solutions.

•

Anchored in Education. As pioneers of integrated health in the west, the Chopra brand offering has become expert at distilling information and teaching our community simple self-care tools to address the stressors of modern life.

•

Engaging through Journeys. Creating guided journeys for spiritual and personal expansion is the Chopra forte. By providing step by step guidance we teach people how to build healthy habits for life, whatever stage they’re in, personalized to their triggers to help unlock the “algorithm of life.”

Growth Strategies

We will strive to grow our business by pursuing the following growth strategies:

•

Acquisition of Additional Businesses. The health and wellness industry is highly fragmented with a large pool of companies representing significant opportunity for industry consolidation. We plan to continue our strategy of acquisition over the next 12 months. We expect to pay for any additional businesses that we might acquire through a combination of share capital and cash, some of which we expect to be provided through our credit facility in place for this purpose. We do not currently have sufficient capital internally to complete any additional acquisitions. We expect to raise capital for additional acquisitions primarily through debt financing and equity offerings by us. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. There is no guarantee that we will be able to acquire additional businesses under the terms outlined above or that we will be able to find additional acquisition candidates in our target health and wellness sector.

Our overarching strategic objectives are:

o	Initially target the acquisition of scientifically backed companies in the $165 billion supplement and nutraceutical product segment.

o	Operate our acquisitions as individual brands under the Healing Company umbrella.

o	Create portfolio synergies, cross sell, upsell, and, over time, add diagnostics, content and coaching.

o	Yield more health and healing impact, greater loan to value, lower customer acquisition costs and lower operating expenses.

•

Increase Sales from Existing and New Customers. We expect to continue to drive growth for our consumer products branded businesses through our increased focus on our existing brands and the acquisition of new brands and our continued expansion in various health and wellness categories. We expect these efforts to result in incremental sales growth with existing customers plus new customer additions. We expect that our focus on delivering tangible benefits to consumers through product innovation will not only benefit us but also benefit our customers.

We intend to grow our existing brands through the following strategies:

Growing our Your Super Brand

Our growth strategy for our Your Super brand is grounded in three tenets:

•

New Product Development: Creating a steady pipeline of new products, formulated to meet our customers’ most important health needs, and that meet our standards of being easy, healthy, and delicious to use is critical to continue engaging our existing base and bringing in new customers. Consumer response to the launch of our nootropic coffee creamer alternative, Coco Clarity, in May of 2023, which was the first new product for Your Super in more than two years and which has become our number three SKU with a 4.8 star rating, is evidence of the existing demand for new Your Super products. Currently, in our Your Super product development pipeline we are working on a mix to promote hydration and we expect to be developing new products relating to, among other things, lactation and sleep.

•	Multi-Channel Distribution: Our primary goals in our distribution efforts continue to be focused on

o	Continuing to cultivate our retail channels, including our Your Super store on Amazon, as strong complements to our D2C, direct to consumer, core;

o	Driving profitable growth through both investment in targeted marketing to drive retail velocity and other third-party distribution channels; and

o	Minimizing complexity and distraction to our core business while getting a jumpstart in the channel.

•

Organic-Focused Growth Engine: Your Super utilizes powerful storytelling and positioning that creates, we believe, a rising tide across all of our marketing channels; we will continue to invest in SEO, CRO, and content marketing to both generate organic traffic and convert that traffic to sales; and we will continue to operationalize and optimize a rapid creative and funnel testing engine that will allows us to test, learn, and exploit the most efficient growth funnels across multiple marketing channels. Additionally, we intend to cultivate other organic and/or fixed-customer acquisition cost channels through the cultivation of brand partnerships and the launch of a brand ambassador program.

Growing our Chopra Brand

Our Chopra brand’s growth strategy is based around four core pillars:

•

Daily Nourishing Rituals: Chopra will provide a combination of products and content to meet daily needs and to help build healthy living habits during the different times of the day – from wake-up, to nutrition, to stress management, to sleep.

•

Seasonal Cleanses: It often occurs where there is an alignment to the annual equinoxes and solstices and the Ayurvedic calendar to complete detoxification rituals that will help cleanse and reset from physical, mental, and emotional toxification. The Chopra detox kit, meditation, and breathwork programs will form core parts of these rituals.

•

In Person Immersions: Through our current Chopra retreats or future experiences in development, we will expand opportunities for like-minded people to connect and experience a full 360-degree change through education, massage, breathwork, meditation, diet, and community support.

•

Community and Connection: Building our Chopra community of educators, teachers, and those seeking to learn and grow, the Chopra community has always been, and will continue to be, a thriving and essential part of the Chopra brand around the world.

Intellectual Property

We believe trademark protection is particularly important to the maintenance of the recognized brand names under which we market our products.

We protect our intellectual property rights through a variety of methods, including trademark, patent and trade secret laws, as well as confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who have access to our proprietary information. Protection of our intellectual property often affords us the opportunity to enhance our position in the marketplace by precluding our competitors from using or otherwise exploiting our brands. We are also a party to several intellectual property license agreements relating to certain of our products. The duration of our trademark registrations is generally 10, 15 or 20 years, depending on the country in which the marks are registered, and we can renew the registrations. The scope and duration of our intellectual property protection varies throughout the world by jurisdiction and by individual product. Our global trademark portfolio, with the aforementioned registration durations, consists of our core marks for our business and our proprietary product brands which drive significant brand awareness for all of our businesses.  Our proprietary product formulas and recipes, maintained as trade secrets, are significant to our growth and success as they form the foundation for our production and sales of effective, high quality products.

Employees

We currently have twenty employees including our Chief Executive Officer. We have also retained various independent consultants to serve in key operational roles, such as Chief Financial Officer, and other executives in marketing, strategy and implementation.  Further, we have engaged advisors to assist our executive management with the ongoing execution of our business plan and expansion of our current product lines.

Regulation

The supplement and nutrition sector of the health and wellness industry, in general, is subject to varying degrees of regulation by a number of government authorities in the United States, including the FDA, the Federal Trade Commission, or the FTC, the Consumer Product Safety Commission, or the CPSC, the U.S. Department of Agriculture, or the USDA, and U.S. Environmental Protection Agency, or the EPA.  Various agencies of the state and localities in which we operate and in which our products are sold also regulate our business.

The areas of our business that these and other authorities regulate include, among others:

•	product claims and advertising;

•	product labels;

•	product ingredients; and

•	how our products are manufactured, packaged, distributed, imported, exported, sold and stored.

In addition, our products sold in foreign countries are also subject to regulation under various national, local and international laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, advertising and distribution of dietary supplements and over-the-counter drugs.

Particular Regulations Applicable to our Your Super Brand

Overview

Your Super is subject to health claim regulations that differ in each of its major markets, including the US, EU, and UK, and which dictate if and how we are able to speak to the benefits of our Your Super products. Currently, we are generally able to speak to structure/functional benefits of our Your Super product formulations, in certain cases subject to meeting minimum nutrient thresholds.

Details

The regulatory environment for the supplements, nutraceuticals, superfoods, and plant-based nutrition industries varies across the US, UK, and Europe. While there are similarities, there are also notable differences in how regulations impact the sale and marketing of products in these industries.

The United States

In the US, the regulation of these industries primarily falls under the purview of the Food and Drug Administration (FDA). Dietary supplements are regulated under the Dietary Supplement Health and Education Act (DSHEA) of 1994. Under DSHEA, supplements are considered a category of food and are not subject to pre-market approval by the FDA. Whether a supplement or a food product, companies are responsible for ensuring the safety and labeling compliance of their products. The FDA can take action against products that are deemed unsafe or misbranded.

Regarding marketing, companies are prohibited from making certain specific health claims about their products unless they have been approved by the FDA. However, they can make general structure/function claims that do not claim to diagnose, treat, cure or prevent specific disease, which is what Your Super does today. The FDA has the authority to take action against companies making false or misleading claims.

The Federal Food, Drug and Cosmetic Act, or the FDA Act, permits structure/function claims to be included in labels and labeling which are truthful and not misleading.  Permissible structure/function claims may describe how a particular nutrient or dietary ingredient affects the structure, function or general well-being of the body, or characterize the documented mechanism of action by which a nutrient or dietary ingredient acts to maintain such structure or function. The label or labeling of a product marketed as a dietary supplement may not expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat or prevent a disease (i.e. a disease claim). If the FDA determines that a particular structure/function claim is an unacceptable disease claim that causes the product to be regulated as a drug, a conventional food claim or an unauthorized version of a “health claim,” or, if the FDA determines that a particular claim is not adequately supported by existing scientific data or is false or misleading in any particular, we would be prevented from using the claim and would have to update our product labels and labeling accordingly.  We take a number of actions to ensure that our labeling complies with this regulatory framework, including, undertaking third-party review of our labeling.

United Kingdom

In the UK, the regulation of these industries is overseen by several authorities, including the Food Standards Agency (FSA) and the Medicines and Healthcare products Regulatory Agency (MHRA). The FSA primarily regulates food safety and labeling, while the MHRA oversees medicines and medical devices.

Supplements and nutraceuticals are generally classified as food products in the UK. Companies must comply with food safety regulations and ensure accurate labeling. Health claims made on products must be authorized by the European Food Safety Authority (EFSA) or be on the list of permitted claims. The MHRA regulates products that are considered medicinal, and these require specific authorization. Currently all of the Your Super products are classified as food products in the UK.

Europe

In Europe, the regulation of these industries is governed by the European Union (EU) and its member states. The EU has established regulations for food safety, labeling, and health claims through various directives and regulations. The EFSA plays a crucial role in evaluating health claims and determining their scientific substantiation.

Companies must comply with EU regulations on food safety and labeling. Health claims must be authorized by the EFSA, and only those on the authorized list can be used. The EU also has specific regulations for novel foods, including superfoods and plant-based products, which require pre-market authorization.

Federal Trade Commission and State Authorities

The FTC exercises jurisdiction over the advertising of all consumer products and requires that all advertising to consumers be truthful and non-misleading. The FTC actively monitors the advertising of dietary supplements, nutraceuticals and health-related products and has instituted numerous enforcement actions against companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims.  FTC enforcement actions may result in consent decrees, cease and desist orders, judicial injunctions and the payment of fines with respect to advertising claims that are found to be unsubstantiated.

Additionally, U.S. State consumer protection authorities prohibit deceptive and unfair practices and may take action against companies deemed to defraud or deceive consumers.

We take a number of actions to ensure that our advertising and marketing is not false or misleading, including, undertaking third-party review of our labeling.

New Legislation or Regulation

Legislation may be introduced which, if passed, would impose substantial new regulatory requirements on dietary supplements and other health products. We cannot determine what effect additional domestic or international governmental legislation, regulations, or administrative orders, when and if promulgated, would have on our business in the future. New legislation or regulations may require the reformulation of certain products to meet new standards, require the recall or discontinuance of certain products not capable of reformulation, impose additional record keeping or require expanded documentation of the properties of certain products, expanded or different labeling or scientific substantiation.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the following risk factors, together with the other information contained in this report, before purchasing our securities. We have listed below (not necessarily in order of importance or probability of occurrence) what we believe to be the most significant risk factors applicable to us, but they do not constitute all of the risks that may be applicable to us. Any of the following factors could harm our business, financial condition, results of operations or prospects, and could result in a partial or complete loss of your investment. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. [Please refer to the section titled “Cautionary Statement Regarding Forward-Looking Statements.”]

Risks Related to our Business and Industry

We are an early-stage company with a limited operating history.

While we were incorporated in Nevada in 2008, we have a limited operating history upon which you can evaluate our business and prospects. Our prospects must be considered in light of the risks encountered by companies in the early stages of development in highly competitive markets, particularly the markets for health and wellness products. You should consider the frequency with which early-stage businesses encounter unforeseen expenses, difficulties, complications, delays and other adverse factors. These risks are described in more detail below.

We have a history of losses and may continue to incur losses in the future.

We have incurred both operating and net losses in each of our last two fiscal years and current fiscal year and may continue to incur losses in the future as we continue to build our brand and invest in our products and acquisitions. This lack of profitability limits the resources available to us to fund our operations and to invest in new products and services and otherwise improve our business operations. We cannot assure you that we will be able to operate profitably or generate positive cash flows. If we cannot achieve profitability, we may be forced to cease operations and you may suffer a total loss of your investment.

We have limited revenues, are currently experiencing operating losses and we may not be able to manage our businesses on a profitable basis.

We had no revenues prior to our acquisition of Your Super in October 2022. Since then, and taking into account our acquisition of the Chopra Assets in March 2023, our revenues have been limited and we have generated losses. To support our operations, we have relied on proceeds from sale of stock and a credit facility dedicated to support the acquisition of new brands. For the year ended June 30, 2023, we generated an operating loss of $24,238,407 and a net loss of $21,308,823. For the year ended June 30, 2022, we generated an operating loss of $8,261,868 and a net loss of $8,264,200. We cannot assure you that we will achieve profitably, that we will have adequate working capital to meet our obligations as they become due or that any revenues generated will be sufficient to fund our current and planned operations. Management believes that our success will depend on our ability to successfully complete additional acquisitions of profitable health and wellness product companies. We cannot guarantee that we will be successful in completing acquisitions of any other companies or that we will successfully integrate acquired companies. We cannot assure you that even if we are successful in completing the acquisitions, we will be successful in profitably managing such companies’ acquired assets and brands. We cannot assure you that we will achieve or maintain profitability for any period of time or that investors will not lose their entire investment.

If we fail to implement our business plan and complete acquisitions as planned, our business will suffer accordingly.

Our mission is the creation of a world-class health and wellness company engaged in the development, manufacture and sales of quality health, wellness and lifestyle products for distribution to an expanding global marketplace. We expect that our holding company strategy through which we plan to acquire profitable but undervalued target companies and products will enable us to accelerate the development and expansion of our brand and product portfolio and distribution channels. If we are unable execute our strategy of completing acquisitions as planned, we will not be able to fulfill our mission or grow our business as fast as we expected.

We are a holding company and thus dependent, in part, on acquired businesses to fund operations.

Our business plan is based on our finding and acquiring high potential health and wellness product companies. We define high potential as companies that have significant growth, profit and health and wellness impact potential.

If we are unable to find appropriate companies that we define as high potential in an adequate time period it may mean that we will be unable to sustain operations. Further, in addition to third-party funding sources, which may not be available to us on favorable terms, it at all, we will be dependent on revenues generated by our acquired businesses which may not be sufficient to sustain operations and may make it more difficult to acquire additional targeted business opportunities. This may put us under operational pressure to reduce costs or raise more financing.

Our acquisitions may result in significant transaction expenses and integration and consolidation risks, and we may be unable to profitably operate our consolidated company.

We are engaged in the business of acquisition, operation and management of health and wellness companies and brands. Our acquisitions may result in significant transaction expenses and present new risks associated with entering additional markets or offering new products and services and integrating the acquired companies or brands.  We may not have sufficient management, financial and other resources to integrate companies we acquire or to successfully operate new businesses and we may be unable to profitably operate our expanded company.  Moreover, any new businesses that we may acquire, once integrated with our existing operations, may not produce expected or intended results.

If the large consumer goods businesses or investment funds make substantial investments in the market sector in which we operate, this could push up asset prices making acquisitions harder to complete and more expensive for us.

Our growth is dependent on management’s ability to identify and acquire suitable companies for acquisition.

Management will be working to identify business acquisitions and to negotiate purchase agreements favorable to the Company. These potential acquisitions, once identified, will require financial, legal and operational due diligence. If management fails to perform this due diligence adequately, there is a risk that the acquired businesses may unfavorably impact our operations.

Our recently completed acquisitions are subject to uncertainties and risks.

We recently completed the acquisition of the Your Super superfoods business and a suite of operating assets from Chopra Group under the Chopra brand. There is no assurance that we will realize the benefits anticipated from our acquisition of these two businesses. There is no assurance that we will be able to successfully integrate these two new business lines into our management and organizational structure. The process of combining the operations of Your Super and the Chopra business lines that we acquired could prove difficult or unsuccessful and this could have a material adverse effect on us and our financial condition.

The growth of our acquired businesses will be dependent on the management of those businesses as well as our ability to support their growth.

Our business model is reliant, in part, on the founders or executives of the companies we acquire continuing to operate the business and working with us to grow their businesses. If these founders or executives choose to leave unexpectedly post-acquisition it will create operational pressures on us to operate in their absence, and could negatively impact the culture, operation and performance of the acquired company. This could have a material negative impact on sales and profitability.

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

Our success depends on the experience and skill of our board of directors, executive officers, and key personnel, whom we may not be able to retain, and we may not be able to hire enough additional personnel to meet our needs.

We are very dependent on Simon Belsham, our co-founder, Chief Executive Officer, President and Director, and Justin Figgins, our Chief Financial Officer, Treasurer, Secretary and Head of Strategy and Mergers and Acquisitions.  We are also very reliant on our board of directors, to set policy and provide strategic guidance, and to the rest of our management team and other partners who provide marketing, product development, technology, sales distribution and general management services to our acquired businesses to support their integration and growth. There can be no assurance that any of these persons will continue to be employed with or engaged by us for a particular period of time.  The loss of any member of our board of directors or executive officer or any of our senior management team or advisors could harm our business, financial condition, cash flow and results of operations.

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

Our management is domiciled in the United State and Europe which may present some limited risk to operations.

Our management team is spread out geographically across the US and Europe and so any further restrictions in travel due to a pandemic may present some limited risk to our ability to operate, build a team culture and effectively operate our business.

Although dependent on certain key personnel, we do not have any key man life insurance policies on any such people.

We are dependent on our executive officers and management team to conduct our operations and execute our business plan, however, we have not purchased any insurance policies with respect to our executives and senior managers in the event of the death or disability of any of these persons. Therefore, if any of our executive officers or other members of our management team dies or becomes disabled, we will not receive any compensation to assist with any such created absence.

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

Even if we obtain financing for our near-term operations, we expect that we will require additional capital thereafter, in part to support any future acquisitions. Our capital needs will depend on numerous factors including: (i) profitability; (ii) the release of competitive products by competitors; (iii) the level of investment in R&D; and (iv) the amount of our capital expenditures, including acquisitions. There can be no assurance that we will be able to obtain capital in the future to meet our needs.

If we lose our existing business acquisition credit line our plan of operations could be negatively affected.

We have entered into a credit agreement with certain lenders who agreed to extend a credit facility to us consisting of up to $150 million in accordance with the terms of the agreement) in aggregate principal amount of term loan commitments, the proceeds of which may be used to acquire assets that are deemed eligible by meeting certain criteria. To date, we have drawn down $4.87 million under the terms of this agreement in order to facilitate the purchase of our first two acquisitions. We expect to be able to access this credit facility for future acquisitions that we may determine to pursue but we cannot be sure that this credit facility will remain available to us under all circumstances.  If we were to lose access to this source of acquisition related loans, our plans for future acquisitions could be jeopardized, we may not be able to raise required funding from other sources for the completion of planned acquisitions and our results of operations and general business prospects could suffer, our stock price could decline and your investment in our common stock could be lost.

A default on the terms of a senior secured credit facility could result in acceleration of our loans or foreclosure on our assets.

As of September 20, 2023, we were out of compliance for the month ended August 31, 2023 with a financial covenant in our credit agreement requiring us to maintain at least $2,000,000 in unrestricted and unencumbered cash.  Additionally, as of September 30, 2023, our monthly EBITDA for Your Super was less than $75,000 which, under our credit agreement, resulted in a borrowing base deficiency with respect to the Your Super acquisition.  These two defaults entitled our lenders, upon notice to us, to take action to enforce their rights against us including, but not limited to, demanding immediate payment of their outstanding loans to us in the principal amount of $4,873,163, as of September 30, 2023, and enforcing their liens on our Your Super and Chopra operating assets.

On October 12, 2023, we entered into a limited waiver to the credit agreement with our lenders, waiving  the two breaches referenced above provided that (i) we regain compliance with our cash covenant referenced above no later than, and remain compliant after, November 30, 2023, and (ii) we deposit $150,000 into a special reserve collection account on behalf of the secured lenders prior to the earlier to occur of (x) November 30, 2023 and (y) the closing of a sale of our equity in an amount of not less than $2,000,000. Our failure to comply with either of these two new covenants will constitute an event of default under the credit agreement entitling our secured lenders to pursue all rights and remedies against us under the credit agreement, including acceleration of our loans, foreclosure and collection actions.

As of the date of this Annual Report, we have a limited amount of cash available to us for operations and additional acquisitions. While management is confident about a near-term equity raise, we cannot guarantee at this time that we will be able to raise sufficient funds in the near term, on terms favorable to us, if at all, to comply with the terms of the limited waiver or to continue our business growth strategy.   If we are unable to timely raise additional equity financing and our secured lenders exercise their right to accelerate our loan or foreclose on our assets, you may lose your investment in us.

Our success is linked to the size and growth rate of the markets in which we are currently operating, health and wellness and super foods, and an adverse change in the size or growth rate of those markets could have a material adverse effect on us.

An adverse change in size or growth rate of the health and wellness and super foods markets could have a material adverse effect on us. Underlying market conditions are subject to change based on economic conditions, consumer preferences, the lingering impact of COVID-19 or other possible pandemics and other factors that are beyond our control, including media attention and scientific research, which may be positive or negative.

General economic conditions, including a prolonged macroeconomic downturn, may negatively affect consumer purchases, which could adversely affect our sales, as well as our ability to access credit on terms previously obtained.

Our results are dependent on a number of factors impacting consumer spending, including general economic and business conditions, consumer confidence, wages and employment levels, the housing market, consumer debt levels, availability of consumer credit, credit and interest rates, fuel and energy costs, energy shortages, taxes, and general political conditions, both domestic and abroad. Consumer product purchases, including purchases of our products, may decline during recessionary periods. A prolonged downturn or an uncertain outlook in the economy may materially adversely affect our business, revenues and profits and the market price of our common stock, and we cannot be certain that funding for our capital needs will be available from our existing financial institutions and the credit markets if needed, and if available, to the extent required and on acceptable terms. If we cannot obtain funding when needed, in each case on acceptable terms, we may be unable to adequately fund our operating expenses or our planned capital expenditures, which, taken together, may have an adverse effect on our revenues and results of operations.

We operate in highly competitive and fast-evolving industries, and our failure to compete effectively could affect our market share, financial condition and growth prospects adversely.

The markets in which we operate are characterized by rapid changes, frequent new product introductions, established and emerging competition, price competition, aggressive marketing practices, evolving industry standards and changing customer preferences. Accordingly, our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies operating in rapidly changing and competitive markets.

The health and wellness industry is a large and growing industry and is highly fragmented in terms of both geographical market coverage and product categories. The market for health and wellness products is highly competitive in all our channels of distribution. We compete with companies that may have broader product lines or larger sales volumes, or both, than we do, and our products compete with nationally advertised brand name products. These national brand companies have resources greater than ours. Numerous companies compete with us in the development, manufacture and marketing of health and wellness products worldwide. The market is highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. We also may face competition from low-cost entrants to the industry, including from international markets. Increased competition from companies that distribute through the wholesale channel, especially the private label market, could have a material adverse effect on our business, results of operations, financial condition and cash flows as these competitors may have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities far greater than ours. We are also subject to competition in the attraction and retention of employees.  Many of our competitors have greater financial resources and can offer employees compensation packages with which it is difficult for us to compete.

Our failure to appropriately respond to changing consumer preferences and demand for new products and services could harm our customer relationships and product sales significantly. The success of our new product offerings depends upon a number of factors, including our ability to:

•	accurately anticipate customer needs;

•	innovate and develop new products;

•	successfully commercialize new products in a timely manner;

•	price our products competitively;

•	partner with suppliers and manufacturers for our products and deliver our products in sufficient volumes and in a timely manner; and

•	differentiate our product offerings from those of our competitors.

We may not be able to compete effectively in some or all our markets, and our attempt to do so may require us to reduce our prices, which may result in lower margins. Failure to compete effectively could have a material adverse effect on our market share, business, results of operations, financial condition, cash flows and growth prospects.

We face significant competition in the health and wellness industry and we may face increased competition from smaller companies in our industry which could impact our business.

There is significant competitor risk in the health and wellness industry. Barriers to entry are low, there is minimal regulation that governs a large portion of the product offerings in this space and new entrants enter the market regularly. These factors may impact our ability to grow our business as they may negatively affect sales of our existing products or our ability to acquire or introduce new products as we compete with new companies better funded than we are that begin to enter our market.

Also, Increased competition from smaller companies in our market space could negatively impact our business. This competition could drive up customer acquisition costs, reduce customer loyalty, and push up supply prices. Further, should these competitors’ products experience health or safety issues, that could impact the reputation of the overall market segment and thus impact our operations.

New entrants may have better products than ours or more effective marketing for similar products.  This could impact our sales of existing products and businesses we may have acquired.

Growth in a digital world is very reliant on a limited number of marketing platforms and their operational changes.

Google and Meta Group still command more than 50% of all digital marketing spent in the US and Europe. These platforms are key to attracting consumers to our products. In addition, Apple is an important operator that facilitates these businesses and has recently made significant changes to its data privacy rules that have impacted many companies’ abilities to operate efficiently. Changes to the operation or algorithm of any of these companies could significantly impact our ability to grow any acquired businesses if we fail to anticipate and plan for changes that may occur.

In addition, variations in marketing costs through these platforms could impact our marketing expenditure and therefore ability to generate revenues.

Significant changes in costs or material disruptions to our service providers could negatively impact our ability to sell or achieve profitability.

From our Direct-to-Consumer channels, we will largely work with Shopify and other partners for our e-commerce infrastructure. Any significant changes in costs or material disruptions in service would greatly impact our ability to sell our products or to achieve profitability.

Market adoption of online and app-based self-care and wellness solutions is relatively new and may not continue to grow, which may harm our business and results of operation.

Our future success will depend in part on the growth, if any, in the demand for online and app based self-care and wellness solutions. While the COVID-19 pandemic has accelerated the market for online self-care and wellness solutions, the online and app-based health and wellness market is still less mature than the market for in-person wellness centers, which many businesses currently utilize, and these businesses may be slow or unwilling to migrate from these legacy approaches. As such, it is difficult to predict user demand for our web- and app-based platforms (including our Chopra app), user adoption and renewal, the rate at which existing users expand their engagement with our platform, the size and growth rate of the market for our platform, the entry of competitive offerings into the market, or the success of existing competitive offerings. Furthermore, even if users want to adopt an online self-care or wellness solution, it may take them a substantial amount of time and effort to fully transition to such virtual self-care solutions, or they could be prevented from accessing a platform due to budget constraints, weakening economic conditions, or other factors. Even if market demand for online self-care and wellness solutions generally increases, we cannot assure you that adoption of our platforms will also increase. If the market for online self-help and wellness solutions declines in growth or our platforms do not achieve widespread adoption, this could result in reduced customer spending, user attrition, and decreased revenue, any of which would adversely affect our business and results of operations.

Our failure to appropriately respond to changing consumer trends, preferences, and demand for new health and wellness products and product enhancements could materially harm our customer relationships, and product sales or otherwise materially harm our business, financial condition, and operating results.

Our health and wellness business is subject to rapidly changing consumer trends and preferences and product introductions, especially with respect to our superfood products and our Chopra signature product line. Our continued success depends in part on our ability to anticipate and respond to these changes and introductions, and we may not respond or develop new products or product enhancements in a cost-effective, timely, or commercially appropriate manner, or at all. Current consumer trends and preferences have evolved and will continue to evolve as a result of, among other things, changes in consumer tastes; health, wellness, and nutrition considerations; competitive product and pricing pressures; changes in consumer preferences for certain sales channels; shifts in demographics; and concerns regarding the environmental and sustainability impact of the product manufacturing process.

The success of our response to changing consumer trends and preferences and product introductions, including any new product offerings and enhancements, depends on a number of factors, including our ability to:

•	accurately anticipate consumer needs;

•	innovate and develop new products and product enhancements that meet these needs;

•	successfully commercialize new products and product enhancements;

•	price our products competitively;

•	manufacture and deliver our products in sufficient volumes, at our required levels of quality, and in a cost-effective and timely manner; and

•

differentiate our product offerings from those of our competitors and successfully respond to other competitive pressures, including technological advancements, evolving industry standards, and changing regulatory requirements.

Our failure to accurately predict changes in consumer demand and technological advancements could negatively impact consumer opinion of our products or our business, which in turn could harm our relationships with our customers and cause a loss of sales. In addition, if we do not introduce new products or make enhancements to meet the changing needs of our customers in a cost-effective, timely, and commercially appropriate manner, or if our competitors release new products or product enhancements before we do, some of our product offerings could be rendered obsolete, which could cause our market share to decline and negatively impact our business, financial condition, and operating results.

The success of our Your Super business is linked to the size and growth rate of the superfoods market and an adverse change in the size or growth rate of that market could have a material adverse effect on us.

An adverse change in size or growth rate of the superfoods market could have a material adverse effect on us. Underlying market conditions are subject to change based on economic conditions, consumer preferences and other factors that are beyond our control, including media attention and scientific research, which may be positive or negative.

Our licensed Chopra Experiences partners may fail to maintain the quality of our brand and we may not be successful with our expansion plans.

We currently operate our Chopra Experiences business by licensing this product to carefully selected partners including the Chopra Health Retreat at the CIVANA wellness resort in Carefree, Arizona and the Chopra Mind-Body-Zone at the Lake Nona Performance Club in Lake Nona, Florida. We license our Chopra Experiences brand to these partners, and we prescribe and train them to implement our methods and contents to deliver our Chopra Experiences in its intended fashion. It is possible that the staff at these locations may not fully implement our methods in our prescribed manner or fail to maintain quality control of the Chopra Experiences. As a result, this could have a negative impact on our Chopra Experiences business and our results of operations.

Further, part of our future plans involves licensing our Chopra Experiences to additional partners. We cannot guarantee we will be successful in this endeavor. Failure to successfully build new Chopra Experiences licensing relationships could result in our business and financial condition being materially adversely affected.

If we fail to develop our brands cost-effectively, our business may suffer.

We believe that developing and maintaining awareness of our Your Super and Chopra brands and any other brands that we might acquire in the future in a cost-effective manner will be critical to achieving widespread acceptance of our existing and future products and services and is an important element in attracting new customers. Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops. Successful promotion of our brands will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable, secure and useful products and services at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brands. If we fail to successfully promote and maintain our brands or incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

Our financial performance depends heavily on our ability to recruit potential users to be involved in our online self-care and wellness platforms, and our ability to do so may be affected by circumstances beyond our control.

Building awareness of our offerings is critical to our ability to recruit prospective users and generate revenue. A substantial portion of our expenses are attributable to marketing and sales efforts dedicated to attracting potential users to our offerings. Because we generate a portion of our revenue based on a subscription model, specifically with respect to the Chopra app, it is critical to our success of this product line that we identify prospective users who will take advantage of the platform for pre-recorded, and self-paced wellness opportunities, and that such users remain enrolled and active in these offerings.

We have experienced, and may in the future experience, fluctuations in our user subscriptions based on a variety of factors.

The following factors, many of which are largely outside of our control, may prevent us from successfully driving and maintaining user enrollment in our online and app offerings in a cost-effective manner or at all, which would adversely affect our revenue and ability to achieve profitability:

•

Negative perceptions about online self-care and wellness programs. The online offerings that we or our competitors provide may not be successful or operate efficiently, and new entrants to the market also may not perform well. Such underperformance could create the perception that online offerings in general are not an effective way to achieve wellness or attend to self-care needs, whether or not our offerings achieve satisfactory performance.

•

Unsuccessful marketing efforts. We invest substantial resources in developing and implementing marketing strategies that focus on identifying the right potential product users at the right time. These marketing efforts make substantial use of search engine optimization, paid search, social media and custom website development and deployment and we rely on a small number of internet search engines and marketing partners. The effectiveness of our marketing efforts has varied over time and from offering to offering based on economic conditions, competition, offerings type, reputation, and other factors. We also face the risk that large advertisement and services platforms, like Facebook, Google, or app-stores etc., might disable our accounts at any time without-cause which could potentially hamper our ability to market our product online or at all.

•

Lack of interest in an offering. We may encounter difficulties attracting users for our meditation and self-care practice offerings, providing programs that are not highly desired or that are relatively new within their fields.

•

General economic conditions. Users subscribed to our app offerings may be affected by changes in global economic conditions, including changes caused by the COVID-19 pandemic. A worsening of economic and employment conditions may reduce the willingness of users to subscribe to self-care and wellness platforms due to increased economic uncertainty or any other factors, which could adversely affect our ability to retain subscribers on our platform.

Unfavorable publicity or consumer perception of our products and any similar products distributed by other companies could have a material adverse effect on our business.

We believe the health and wellness market is highly dependent upon consumer perception regarding the safety, efficacy and quality of health and wellness products generally, as well as of products distributed specifically by us. Consumer perception of our products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, national media attention and other publicity regarding the consumption and use of health and wellness products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the health and wellness products market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the demand for our products and our business, results of operations, financial condition and cash flows. Our dependence upon consumer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material adverse effect on us, the demand for our products, and our business, results of operations, financial condition and cash flows. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of health and wellness products in general, or our products specifically, or associating the use of health and wellness products with illness, could have such a material adverse effect. Such adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers' failure to consume such products appropriately or as directed.

There is significant growth in the health and wellness market at the moment, especially emerging from the COVID pandemic. However, if consumer sentiment changes and people turn away from a heathy lifestyle focus, this could cause the market to decline (or grow at a slower rate than forecast) and some businesses will fail.

An inability to obtain profitable operating margins could adversely affect our results of operations.

The success of any of our acquired entities, including Your Super and our Chopra assets, will depend on the development of operating parameters to ensure our product expansion provides profitable margins by leveraging efficiencies of scale, operating cost discipline, negotiating suitable contract terms with contract manufacturers, advertising platforms and retail outlets and working to secure ingredients at acceptable costs. If we are unable to successfully manage the potential difficulties associated with growth, we may not be able to capture the efficiencies of scale that we expect from expansion and we may not be able to achieve our goals with respect to operating margins. As a result, our operating margins may not provide the expected profitability which could have a material adverse effect on our business, financial condition and results of operations and adversely affect the price of our common stock.

COVID 19 or another pandemic could greatly impact our business.

While we believe we are emerging from the impact and restrictions of COVID 19, there can be no assurance that we will not be impacted by a resurgence of this virus or another pandemic. Any such events could place substantive restrictions and impact on the industry. We could face closing of borders, restricting of supply chains, closing of shops and reductions in sales.

The efficacy of our ingredients may be limited.

Many of the ingredients used in Your Super superfoods and in our Chopra product line haven’t undergone significant clinical or laboratory testing like pharmaceutical drugs do and therefore there are some risks that they may not have the efficacy or the impact that the general wisdom or science suggests they might. This is a risk for the entire market or for individual products.

Related to this there are often “fads” where some products are popular for short periods of time based on celebrity marketing which may increase their profile and popularity. Investing in fads carries significant risks that you may buy at peak valuations and then the valuation may decline over time as the fad becomes unpopular or a new fad captures consumer interest.

Our inability to accurately forecast demand for our products could impact our profitability.

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

Disruption of supply, shortage, or increases in the cost of ingredients, packaging materials, and other raw materials as well as climate change could materially harm our business, financial condition, and operating results.

We and our third-party contract manufacturers depend on third-party suppliers to supply us with the various ingredients, packaging materials, and other raw materials that are used in our products and their distribution. Our business could be materially harmed if we experience operational difficulties with our third-party suppliers, such as increases in costs (which we may not be able to, or want to, pass on to consumers), reductions in the availability of materials or production capacity, errors in complying with specifications or applicable law, insufficient quality control, and failures to meet production or shipment deadlines. If we fail to develop or maintain our relationships with our third-party suppliers or if such suppliers cease doing business with us or go out of business, we could face difficulties in finding or transitioning to alternative suppliers that meet our standards.

Many of the ingredients, packaging materials, and other raw materials we use are subject to fluctuations in availability and price due to a number of factors beyond our control, including crop size, ingredient, water, and land scarcity, market demand for raw materials, commodity market speculation, energy costs, currency fluctuations, supplier and logistics service capacities, import and export requirements, tariffs, and other government policies, and drought, excessive rain, temperature extremes, and other severe weather events. If we experience supply shortages, price increases, or supplier or regulatory impediments with respect to any of the materials we use in our products or packaging, we may need to seek alternative supplies or suppliers and may experience difficulties in finding replacements that are comparable in quality and price.

Further, the risks related to our ability to adequately source the materials required to meet our needs may be exacerbated by the effects of climate change and the legal, regulatory, or market measures that may be implemented to address climate change. There is growing concern that carbon dioxide and other greenhouse gasses in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. If climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain raw materials that are necessary for our products. Severe weather conditions and natural disasters can reduce crop size and crop quality, which in turn could reduce our supplies of raw materials, lower recoveries of usable raw materials, increase the prices of our raw materials, increase our cost of storing and transporting our raw materials, or disrupt production schedules. The impacts of climate change may also cause unpredictable water availability or exacerbate water scarcity. In addition, the increasing concern over climate change and related sustainability matters may also result in more federal, state, local, and foreign legal and regulatory requirements relating to climate change, which may significantly increase our costs of operation and delivery.

If any of our third-party manufacturers fail to reliably supply products to us at the required levels of quality or fail to comply with applicable laws, our financial condition and operating results could be materially and adversely impacted.

We rely on third-party contract manufacturers to supply products to us. Any significant interruption of production at any of our third-party contract manufacturers, or other interruption in our supply chain, may materially harm our business, financial condition, and operating results. For example, natural disasters, including droughts, earthquakes, fires, hurricanes, or floods, technical issues, work stoppages, or other unforeseen or catastrophic events, that result in significant interruption of production at any of our facilities or third-party contract manufacturers or suppliers could impede our ability to conduct business. If we were to experience such an event resulting in the temporary, partial, or complete shutdown of one of these manufacturing facilities, we could be required to transfer manufacturing to a surviving facility and/or third-party contract manufacturers if permissible. Additionally, we cannot assure you that our third-party contract manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, and in compliance with applicable laws. Except for force majeure events, such as natural disasters and other acts of God, and non-performance by our contract manufacturers generally cannot unilaterally terminate these contracts. These contracts can generally be extended by us at the end of the relevant time period. Our contract manufacturers are also located in countries such as the United States and Germany.  If any of our contract manufacturers were to become unable or unwilling to continue to provide us with products in required volumes, at suitable quality levels, or in a cost-effective manner, we would be required to identify and obtain replacement manufacturing sources. There is no assurance that we would be able to obtain acceptable alternative manufacturing sources on a cost-effective or timely basis, or at all. An extended interruption in the supply of our products would result in the loss of sales, which could have a material adverse effect on our business, financial condition, or operating results.

Product contamination or tampering or issues or concerns with respect to product quality, safety and integrity could adversely affect our business, reputation, financial condition or results of operations.

Our business depends in large part on our ability to maintain consumer confidence in the safety and quality of our products. We have rigorous product safety and quality standards, which we expect our contract manufacturers to meet. However, despite our commitment to product safety and quality, our contract manufacturers may not always meet these standards, particularly as we expand our manufacturing processes and product offerings. Further, our manufacturing operations are subject to numerous regulations, including food and drug, environmental, and labor regulations, which continue to expand and evolve and require substantial expenditures. If our contract manufacturers fail to comply with our product safety and quality standards or applicable law, or if our products are or become contaminated, damaged, adulterated, mislabeled, or misbranded, whether caused by us or someone in our supply chain or events outside of our or their control, we may be required to undertake costly remediation efforts, which may include product recalls, the destruction of inventory, temporarily facility closings, and supply chain interruption, and may become subject to negative publicity, regulatory fines, and product liability claims, which could materially harm our reputation, business, financial condition, and operating results. Further, any perceived degradation of product quality as a result of reliance on contract manufacturers may have an adverse effect on sales or result in increased product returns and buybacks.

Product contamination or tampering, or allegations of product contamination or tampering or product quality issues (whether or not valid) with respect to products in our portfolio may reduce demand for such products, and cause production and delivery disruptions or increase costs, which could adversely affect our business, reputation, financial condition or results of operations. Moreover, even if allegations of product contamination or tampering or suggestions that our products were not fit for consumption or use are meritless, the negative publicity surrounding assertions against us or products in our portfolio or processes could adversely affect our reputation or brands. Our business could also be adversely affected if consumers lose confidence in product quality, safety and integrity generally, even if such loss of confidence is unrelated to products in our portfolio.

Any of the foregoing could adversely affect our business, reputation, financial condition or results of operations. In addition, if we do not have adequate insurance, if we do not have enforceable indemnification from suppliers, manufacturers, distributors, joint venture partners or other third parties or if indemnification is not available, the liability relating to such product claims or disruption as a result of recall efforts could materially adversely affect our business, financial condition or results of operations.

Should we fail to ensure that our information on our products is compliant we may face a loss of business, regulatory sanctions or investigations and litigation.

Products, websites and marketing materials will require compliant wording around ingredients and claims. Failure to be compliant or misleading images and words may result in litigation, reputation impact, lost sales or regulatory investigation.

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

As a distributor of products designed for human consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products consist of plant-based vitamins, minerals, herbs, spices, antioxidants, superfood mixes and other ingredients that are classified as foods and dietary supplements, and, in most cases, are not necessarily subject to pre-market regulatory approval in the United States. Some of our products contain innovative ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. As a marketer of products manufactured by third parties, we also may be liable for various product liability claims for products we do not manufacture. We have been in the past, and may be in the future, subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. A product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which, in turn, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

We cannot assure you that our insurance will be sufficient to cover our losses. Any losses that the insurance does not substantially cover could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

The occurrence of one or more natural disasters, such as hurricanes, fires, floods and earthquakes (whether or not caused by climate change), unusually adverse weather conditions, pandemic outbreaks (including the recent outbreak of COVID-19), terrorist acts or disruptive global political events, such as civil unrest in locations where our facilities, contract manufacturers or suppliers are located, or similar disruptions could adversely affect our operations and financial performance. To the extent these events result in the closure of one or more of our contract manufacturers or key suppliers, our operations and financial performance could be materially adversely affected through lost sales. In addition, these events could result in increases in fuel (or other energy) prices or a fuel shortage, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the temporary disruption in the transport of goods from overseas, delay in the delivery of goods to our customers, the temporary reduction in the availability of our products, expiration of inventory, future long-lived asset impairment charges and disruption to our information systems. These events also could have indirect consequences, such as increases in the cost of insurance, if they were to result in significant loss of property or other insurable damage.

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

Customer access to, and ability to use, our websites and our apps affects our sales. If we are unable to maintain and continually enhance the efficiency of our systems, we could experience system interruptions or delays that could affect our operating results negatively. In addition, we could be liable for breaches of security on our websites or our apps, loss or misuse of our customers’ personal information or payment data. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to prevent or mitigate such fraud or breaches may negatively affect our operating results.

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

If we fail to comply with our obligations in the agreements under which we license the Chopra Group’s content or otherwise experience disruptions to our business relationships with the Chopra Group, we could lose license rights that are important to our business.

We are a party to a license agreement with the Chopra Group to use the Chopra name, image, trademarks, and content, teaching and coaching curriculum. The existing license agreement imposes various covenants, restrictions and other obligations on us. If we fail to comply with our obligations under this agreement or we are subject to a litigation for breach of permitted uses, we may be required to make certain payments to the Chopra Group, we may lose the exclusivity of our license, or the Chopra Group may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. If the Chopra Group were to terminate our license agreement for whatever reason, it would materially and adversely affect our business, financial position and future prospects.

Use of social media, emails, push notifications, and text messages in ways that do not comply with applicable laws and regulations, lead to the loss or infringement of intellectual property, or result in unintended disclosure may harm our reputation or subject us to fines or other penalties.

We use social media, emails, push notifications and text messages as part of our omni-channel approach to marketing. As laws and regulations evolve to govern the use of these channels, the failure by us, our employees, or third parties acting at our direction to comply with applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines or other penalties. In addition, our employees or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential, or sensitive personal information of our business, employees, users, educators or others. Information concerning us or our partners and users, whether accurate or not, may be posted on social media platforms at any time and may have an adverse impact on our brand, reputation, or business. The harm may be immediate without affording us an opportunity for redress or correction and could have a material adverse effect on our reputation, business, operating results, financial condition, and prospects.

We may not be able to protect our intellectual property rights.

We regard our trademarks, service marks, copyrights, patents, trade secrets, proprietary technologies, domain names and similar intellectual property as important to our success. We rely on trademark, copyright and patent law, trade secret protection and confidentiality agreements with our employees, consultants, vendors, customers and others to protect our proprietary rights. Many of the trademarks that we use contain words or terms having a somewhat common usage and, as a result, we may have difficulty registering them in certain jurisdictions. We have not yet obtained registrations for some of our important marks. If other companies have registered or have been using in commerce similar trademarks for products similar to ours, we may have difficulty in registering, or enforcing an exclusive right to use, our marks.

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

Risks Relating to the Regulatory Environment

Compliance with new and existing laws and governmental regulations could increase our costs significantly and adversely affect our results of operations.

The processing, formulation, safety, manufacturing, packaging, labeling, advertising and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the US Food and Drug Administration, or the FDA, the Federal Trade Commission, or the FTC, the Consumer Product Safety Commission, or the CPSC, the U.S. Department of Agriculture, or the USDA, and U.S. Environmental Protection Agency, or the EPA. These activities are also regulated by various state, local and international laws and agencies of the states and localities in which our products are sold. Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues and increased costs to us. For instance, the FDA regulates, among other things, the composition, safety, manufacture, labeling and marketing of dietary ingredients and dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use). Dietary supplements and dietary ingredients that do not comply with FDA’s regulations and/or the Dietary Supplement Health and Education Act of 1994 will be deemed adulterated or misbranded. Manufacturers and distributors of dietary supplements and dietary ingredients are prohibited from marketing products that are adulterated or misbranded, and the FDA may take enforcement action against any adulterated or misbranded dietary supplement on the market. The FDA has broad enforcement powers. If we violate applicable regulatory requirements, the FDA may bring enforcement actions against us, which could have a material adverse effect on our business, prospects, financial condition, and results of operations. The FDA may not accept the evidence of safety for any new ingredient that we may wish to market, may determine that a particular supplement or ingredient presents an unacceptable health risk based on the required submission of serious adverse events or other information, and may determine that a particular claim or statement of nutritional value that we use to support the marketing of a supplement is an impermissible drug claim, is not substantiated, or is an unauthorized version of a “health claim.” Any of these actions could prevent us from marketing particular nutritional products or making certain claims or statements with respect to those products. The FDA could also require us to remove a particular product from the market. Any future recall or removal would result in additional costs to us, including lost revenues from any products that we are required to remove from the market, any of which could be material. Any product recalls or removals could also lead to an increased risk of litigation and liability, substantial costs, and reduced growth prospects.

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

Our products are affected by extensive regulations and our failure to comply with any regulations could lead to significant penalties or claims which could materially harm our financial condition and operating results.

The majority of our products are classified as foods, dietary supplements, and cosmetics. In both domestic and foreign markets, the formulation, manufacturing, packaging, labeling, distribution, advertising, importation, exportation, licensing, sale, and storage of our products are subject to extensive government regulation. This regulation takes the form of laws, governmental regulations, administrative determinations, court decisions, and other similar constraints and exists at the federal, state, and local levels in the United States and at all levels of government in foreign jurisdictions. There can be no assurance that we are, or will remain, in compliance with all of these regulations. Our failure to comply with applicable regulations could disrupt the manufacturing and supplying of our products, our marketing activity, our sale of our products, or lead to increased costs, legal or regulatory proceedings, the imposition of significant penalties, or harm our reputation, any of which could adversely impact our business, financial condition, and operating results. In addition, regulatory authorities periodically review legislative and regulatory policies and initiatives, and may promulgate new or revised, or adopt changes in the interpretation and enforcement of existing, regulations at any time. The adoption of new regulations or changes in the interpretations of existing regulations, such as those relating to genetically modified foods, may result in significant compliance costs or discontinuation of impacted product sales and may negatively impact the marketing of our products or require us to change or cease aspects of our business, any of which could result in significant loss of sales and harm our business, financial condition, and operating results.

For example, we are subject to the rules of the FDA, including Current Good Manufacturing Practice or CGMP regulations. Any failure by us or our contract manufacturers or third-party suppliers and vendors to comply with the CGMPs could negatively impact our reputation and ability to sell our products even after the situation has been rectified and, in the case of our contract manufacturers, even though we are not directly liable under the CGMPs for their compliance. In complying with the dietary supplement CGMPs, we may experience increases in production costs due to increases in required testing of raw ingredients, work in process, and finished products. In addition, regulators and other governmental authorities limit the types of claims that we can make about our products, including nutrition content claims, health claims, and therapeutic claims and otherwise regulate the marketing of our products. For example, the FTC’s guides explain how the FTC interprets prohibitions on unfair or deceptive acts or practices. Consequently, the FTC could bring an enforcement action based on practices that are inconsistent with their guides. It is possible that our use of marketing materials, including testimonials about our products, may be significantly impacted by laws, rules, and regulations governing the marketing of our products and therefore might negatively impact our sales.

A portion of our business is conducted in foreign jurisdictions, exposing us to the risks associated with international operations.

Approximately 36% of our net sales for the year ended June 30, 2023 were generated outside the United States, exposing our business to risks associated with international operations. We plan to invest significant resources in our international operations and expect to continue to do so as we acquire new businesses and enter new markets. However, there are certain risks inherent in doing business in international markets, particularly in the direct-selling industry, which is regulated in many jurisdictions.

For example, a foreign government may impose trade restrictions or increased tariffs, require compliance with trade and economic sanctions laws, rules, or regulations, such as those administered by U.S. Customs and Border Protection and the U.S. Treasury Department’s Office of Foreign Assets Control, implement new or change existing trade policies, or otherwise limit or restrict our ability to import products in a cost-effective manner, or at all, any of which could negatively impact our operations.

Our operations in some jurisdictions also may be adversely affected by political, economic, legal, regulatory, and social conditions, or instability, as well as by economic and political tensions between governments. In addition, our compliance with our code of conduct and anti-bribery laws, rules, and regulations may conflict with local customs and practices in certain of the jurisdictions in which we operate.

Our ability to staff and manage our international operations could also be affected by laws and regulations related to immigration. For example, current and future tightening of U.S. immigration controls may adversely affect the residence status of non-U.S. employees in the U.S. or our ability to hire new non-U.S. employees in the U.S. and may adversely affect the ability of non-U.S. employees from entering the United States.

We are also exposed to risks associated with foreign currency fluctuations, foreign exchange controls, limitations on the repatriation of funds, and changes in currency policies or practices. Accordingly, any strengthening of the U.S. dollar versus a foreign currency could have a negative impact on us. Although we may engage in transactions to protect against risks associated with foreign currency fluctuations, we cannot be certain any hedging activity will effectively reduce our exchange rate exposure. In addition, due to the possibility of government restrictions on transfers of cash out of a country and control of exchange rates, we may not be able to immediately repatriate cash at the official exchange rate. If this should occur, or if the official exchange rate devalues, it may have a material adverse effect on our business, assets, financial condition, liquidity, operating results, or cash flows.

Our overall success depends, in part, on our ability to anticipate and effectively manage these risks, and to coordinate the various legal and regulatory requirements of multiple jurisdictions that are constantly evolving and subject to change, and there can be no assurance that we will be able to do so without incurring unexpected or increased costs or at all. In certain regions, the degree of these risks may be higher due to more volatile economic, political, or social conditions; less developed and predictable legal and regulatory regimes; and increased potential for various types of adverse governmental action. As we continue to focus on expanding our existing international operations, these and other risks associated with international operations will likely increase, which could materially harm our business, financial condition, and operating results.

We are subject to the anti-bribery laws, rules, and regulations of the United States and the other foreign jurisdictions in which we operate.

We are subject to a variety of anti-bribery laws, rules, and regulations, including the U.S. Foreign Corrupt Practices Act, or the FCPA, the U.K. Bribery Act of 2010, and similar anti-bribery laws, rules, and regulations in the other foreign jurisdictions in which we operate. These regimes generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business as well as require companies to maintain accurate books and records. There has been a substantial increase in anti-bribery law enforcement activity with more frequent and aggressive investigations and criminal and civil enforcement proceedings brought against companies and individuals by regulators, including the Department of Justice, or DOJ, and the SEC. Our policies mandate compliance with these anti-bribery laws, rules, and regulations, including the requirements to maintain accurate information and internal controls. We operate in many parts of the world that have experienced governmental corruption to some degree and in certain circumstances, strict compliance with anti-bribery laws, rules, and regulations may conflict with local customs and practices. Additionally, we cannot predict the nature, scope, or effect of future anti-bribery requirements or the manner in which existing or new requirements might be administered or interpreted. Alleged or actual violations of any such existing or future laws, rules, or regulations, whether due to our own acts or inadvertence or to the acts or inadvertence of others, may result in criminal or civil sanctions, including fines, penalties, contract cancellations, or debarment, increased compliance costs, changes to our activities, and loss of reputation, any of which could have a material adverse effect on our business, financial condition, and operating results.

Our failure to comply with FTC regulations could result in substantial monetary penalties and could adversely affect our operating results.

The FTC exercises jurisdiction over the advertising of dietary supplements  and all food products and requires that all advertising to consumers be truthful and non-misleading. The FTC actively monitors the dietary supplement space and has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. Failure to comply with applicable regulations could result in substantial monetary penalties, which could have a material adverse effect on our financial condition or results of operations.

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

We are exposed to potential liability for information on our customers’ websites. We could be exposed to liability with respect to such third-party information such as their products, links to third-party websites, advertisements and content provided by customers. Among other things, we may face assertions that, by directly or indirectly providing such third-party content or links to other websites, we should be liable for defamation, negligence, copyright or trademark infringement, or other actions by parties providing such content or operating those websites. We may also face assertions that content on our publishers and advertisers’ websites, including statistics or other data we compile internally, or information contained in websites linked to our websites contains false information, errors or omissions, and users and our customers could seek damages for losses incurred as a result of their reliance upon or otherwise relating to incorrect information. We may also be subject to fines and other sanctions by the government for such incorrect information. In addition, our services could be used as a platform for fraudulent transactions and third-party products and services sold through us may be defective. The measures we take to guard against liability for third-party content, information, products and services may not be adequate to exonerate us from relevant civil and other liabilities.

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

We use a number of technologies to collect information about our customers. For instance, we use small text files (referred to as “cookies”), placed through an Internet browser on an Internet user’s machine which corresponds to a data set that we keep on our servers, to gather important data. Our cookies collect anonymous information, such as when an Internet user views an advertisement, clicks on an advertisement, or visits one of our advertisers’ websites. In some countries, including countries in the European Economic Area, this information may be considered personal information under applicable data protection laws. On mobile devices, we may also obtain location-based information about the user’s device through our cookies or other tracking technologies. We use these technologies to achieve our campaign goals, to ensure that the same Internet user does not unintentionally see the same media too frequently, to report aggregate information regarding the performance of our digital promotions and marketing campaigns, and to detect and prevent fraudulent activity throughout our network.

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

•	greater difficulty enforcing intellectual property rights and weaker laws protecting such rights; and

•	greater difficulty in accounts receivable collections and longer collection periods.

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

Risks Relating to Our Common Stock

We have discretion in the use of proceeds from our securities issuances.

Generally, when we issue securities, our management will have broad discretion with respect to the application of net proceeds received by us from the sale of the securities and may spend such proceeds in ways that do not improve our results of operations or enhance the value of the securities issued and outstanding from time to time. Any failure by management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business or cause the price of our securities issued and outstanding from time to time to decline.

There is a limited market for our common stock.

Our common stock is currently quoted on the OTC Markets QB tier under the trading symbol “HLCO.” There can be no assurance that an active and liquid market for our common stock will develop or be maintained, and an investor may find it difficult to resell any of our securities.

The market price of our common stock may be volatile.

The market price of our common stock may be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control. This volatility may affect the ability of holders of our common stock to sell their securities at an advantageous price. Such volatility could be subject to significant fluctuations in response to numerous factors including:

•	the public’s reaction to our press releases, announcements and filings with regulatory authorities and those of its competitors;

•	fluctuations in broader stock market prices and volumes or adverse changes in general market conditions or economic trends or as a result of pandemics and/or social unrest generally;

•	changes in market valuations of similar companies;

•	investor perception of the Company, its prospects or the industry in general;

•	additions or departures of key personnel;

•	commencement of or involvement in litigation;

•	changes in the regulatory landscape applicable to us;

•	media reports, publications or public statements relating to, or public perceptions of, the regulatory landscape applicable to us, whether correct or not;

•	announcements by us or our competitors of strategic alliances, significant contracts, new technologies, acquisitions, dispositions, commercial relationships, joint ventures or capital commitments;

•	variations in our quarterly results of operations or cash flows or those of other comparable companies;

•	revenues and operating results failing to meet the expectations of securities analysts or investors in a particular quarter;

•	downward revision in securities analysts’ estimates;

•	changes in our pricing policies or the pricing policies of its competitors;

•	future issuances and sales of our common stock or other of our securities, including the sale of our common stock issuable upon conversion of our outstanding Seed Preferred Shares;

•	sales of common stock by insiders of the Company;

•	third party disclosure of significant short positions;

•	demand for and trading volume of our common stock;

•	short-term fluctuation in share price caused by changes in general conditions in the domestic and worldwide economies or financial markets;

•	changes in global financial markets and global economics and general market conditions, such as interest rates and product price volatility.

The realization of any of these risks and other factors beyond our control could cause the market price of the common stock to decline significantly.

In addition, broad market, societal and industry factors may harm the market price of our common stock. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with us, and these fluctuations could materially reduce the price of our common stock regardless of our operating performance. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. There can be no assurance that continuing fluctuations in price and volume will not occur. If such increased levels of volatility and market turmoil continue, our operations could be adversely impacted, and the trading price of our common stock may be materially adversely affected.

In the past, following a significant decline in the market price of a company’s securities, there have been instances of securities class action litigation having been instituted against that company. If we were to be involved in any similar litigation, we could incur substantial costs, management’s attention and resources could be diverted and our business, operating results and financial condition could be harmed.

We do not intend to pay dividends on our common stock and, consequently, the ability of investors to achieve a return on their investment will depend entirely on appreciation in the price of our common stock.

We do not anticipate paying cash dividends on the common stock in the foreseeable future. The Company currently intends to retain all future earnings to fund the development and growth of its business. Any payment of future dividends will be at the discretion of the directors and will depend on, among other things, the Company’s earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations that the directors deem relevant. Investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Any credit agreements which we may enter into with institutional lenders, may restrict our ability to pay dividends. Whether we pay cash dividends in the future will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and any other factors that the board of directors decides is relevant. Therefore, any return on your investment in our capital stock must come from increases in the fair market value and trading price of the capital stock.

We are a holding company and our earnings depend on the earnings and distributions of our subsidiaries.

We have limited assets and we will conduct substantially all of our business through our current operating subsidiaries which will generate all or substantially all our revenues. Our current ability and that of our acquired businesses to distribute funds to us will depend on operating results and tax considerations (both domestic and foreign), applicable laws and regulations which require that solvency and capital standards be maintained by these subsidiaries and contractual restrictions contained in the instruments governing their debt, existing or to be incurred. In the event of a bankruptcy, liquidation or reorganization of any of our subsidiaries, or any other future subsidiary, holders of indebtedness and trade creditors will generally be entitled to payment of their claims from the assets of those subsidiaries before any assets are made available for distribution to us.

Future sales of common stock by shareholders, directors or officers could create volatility in our share price.

Subject to compliance with applicable securities laws and the terms of any applicable lock-up arrangements, our officers, directors, promoters and their affiliates may sell some or all of their common stock in the future. No prediction can be made as to the effect, if any, such future sales of common stock will have on the market price of our common stock prevailing from time to time. However, the future sale of a substantial number of shares of common stock by our officers and directors, promoters and their affiliates, or the perception that such sales could occur, could materially adversely affect prevailing market prices for our common stock.

Certain outstanding shares of our common stock are, subject to applicable securities laws, generally immediately available for resale in the public markets. Additional shares of our common stock issuable upon the exercise of stock options may also become available for sale in the public market, which may also cause the market price of the common stock to fall. Accordingly, if substantial amounts of common stock are sold in the public market, the market price of our common stock, which is thinly traded could fall substantially.

A small number of shareholders may exercise significant influence on matters submitted to Shareholders for approval.

We have a small number of shareholders who own, in the aggregate, approximately a 55%  equity interest in us. As a result, although these shareholders may not have an agreement to act in concert, they have the ability to exercise significant influence over matters submitted to the vote of shareholders for approval, whether subject to approval by a majority of the shareholders or special resolution.

We may issue additional shares and additional issuances could dilute a shareholder’s holdings.

We may issue additional shares of common stock in the future which may dilute a shareholder’s holdings in us. Our preferred stock, and shareholders have no pre-emptive rights in connection with any future issuances. Our directors have the discretion to determine the provisions attaching to the common stock and the price and the terms of issue of further common stock and preferred stock.

Additional equity financing, including pursuant to an at-the-market offering, may be dilutive to shareholders and could contain rights and preferences superior to those of the common stock. Debt financing may involve restrictions on our  financing and operating activities. Debt financing may be convertible into other of our securities which may result in immediate or resulting dilution. In either case, additional financing may not be available to us on acceptable terms or at all. If we are unable to raise additional funds as needed, the scope of our operations or growth may be reduced and, as a result, we may be unable to accomplish our long-term goals and objectives. In this case, investors may lose all or part of their investment. Any default under debt instruments could have a material adverse effect on us, our business, or the results of operations.

Purchasers of our common stock may experience immediate and substantial dilution of their investment.

The offering price of our common stock may significantly exceed the net tangible book value per share of the common stock. Accordingly, a purchaser of our common stock may incur immediate and substantial dilution of their investment. If outstanding options and warrants to purchase common stock are exercised or securities convertible into common stock are converted, additional dilution will occur. We may sell additional shares of common stock or other securities that are convertible or exchangeable into common stock in future offerings or we may issue additional shares of common stock or other securities to finance future acquisitions.

We cannot predict the size or nature of future sales or issuances of securities or the effect, if any, that such future sales and issuances will have on the market price of our common stock. Sales or issuances of substantial numbers of shares of common stock or other securities that are convertible or exchangeable into common stock, or the perception that such sales or issuances could occur, may adversely affect prevailing market prices of the common stock. With any additional sale or issuance of common stock or other securities that are convertible or exchangeable into common stock, investors will suffer dilution to their voting power and economic interest in us. Furthermore, to the extent holders of our stock options or other convertible securities convert or exercise their securities and sell the common stock they receive, the trading price of the common stock may decrease due to the additional number of shares of our common stock available in the market.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, or the expiration of lock-up agreements that restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our common stock to decline and would result in the dilution of your holdings.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, or the expiration of lock-up agreements, if any, that might restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our common stock to decline. We cannot predict the effect, if any, of future issuances of our securities, or the future expirations of lock-up agreements, on the price of our common stock. In all events, future issuances of our common stock would result in the dilution of your holdings. In addition, the perception that new issuances of our securities could occur, or the perception that locked-up parties will sell their securities when the lock-ups expire, could adversely affect the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our Company does not own any real estate or other properties. Our business office is located at 130 W 50th Street, 2nd Floor, New York, New York, 10020.  The Company has not entered into any agreements for office space.

ITEM 3. LEGAL PROCEEDINGS

The Company knows of no material, existing or pending legal proceedings against it, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which its directors, officers or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to its interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is listed on the OTCQB tier of OTC Markets Group, Inc. under the symbol “HLCO”.

Our common stock is subject to rules adopted by the SEC regulating broker dealer practices in connection with transactions in “penny stocks.” Those disclosure rules applicable to “penny stocks” require a broker dealer, prior to a transaction in a “penny stock” not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the SEC. That disclosure document advises an investor that investment in “penny stocks” can be very risky and that the investor's salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in “penny stocks,” to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the “penny stock” is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

On October 19, 2023, the last reported sales price of our common stock as reported by OTC Markets was $1.72.

Our Common Stock

Our shares of common stock are issued in registered form. Pacific Stock Transfer Inc., Suite 300, 6725 Via Austi Parkway, Las Vegas, NV 89119, (800) 785-7782, is the registrar and transfer agent for the Company's common stock.

As of October 19, 2023, there were 57,474,920 shares of our common stock outstanding held by approximately 200 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Our Seed Preferred Stock

Pacific Stock Transfer Inc. is also the registrar and transfer agent for our seed preferred shares.

As of October 19, 2023, we had 11 shareholders of record for our seed preferred stock and a total of 645,000 shares of seed preferred stock issued and outstanding.

Our Seed Preferred Stock does not currently trade on any markets.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the near future. We may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant.

Equity Compensation Plan Information

On June 10, 2022, our board of directors adopted the 2022 Omnibus Equity Incentive Plan, or the 2022 Omnibus Plan. Adoption of the 2022 Omnibus Plan was also approved on June 10, 2022, by the stockholders holding a majority of the outstanding voting capital stock of the Company.  Under the 2022 Omnibus Plan, non-employee members of our board of directors and employees and officers of the Company and its affiliates, including all executive officers, are eligible to receive options, stock appreciation rights, restricted stock, restricted stock units, stock grants, stock units, performance shares and performance units. The 2022 Omnibus Plan is currently administered by our board of directors. The total number of shares of our common stock reserved and available for grant under the 2022 Omnibus Plan is ten million (10,000,000).

The 2022 Omnibus Plan expires in 10 years from the date of adoption, or June 9, 2032.

The following summary briefly describes the principal features of the 2022 Omnibus Plan and is qualified in its entirety by reference to the full text of the 2022 Omnibus Plan.

Awards that may be granted include: (a) Incentive Stock Options, or ISOs, (b) Non-statutory Stock Options, (c) Stock Appreciation Rights, or SARs, (d) Restricted Stock, (e) Restricted Stock Units, or RSUs, and (g) Performance Awards. These awards offer us and our stockholders the possibility of future value, depending on the long-term price appreciation of our common stock and the award holder’s continuing service with us.

Stock options give the option holder the right to acquire from us a designated number of shares of common stock at a purchase price that is fixed at the time of the grant of the option. The exercise price must generally not be less than the fair market value of the common stock on the date of grant. Stock options granted may be either incentive stock options or non-statutory stock options.

SARs, which may be granted alone or in tandem with options, have an economic value similar to that of options. When an SAR for a particular number of shares is exercised, the holder receives a payment equal to the difference between the fair market value of the shares on the date of exercise and the exercise price of the shares under the SAR. The exercise price for SARs normally is the market price of the shares on the date the SAR is granted. Under the 2022 Omnibus Plan, holders of SARs may receive this payment – the appreciation value – either in cash or shares of common stock valued at the fair market value on the date of exercise. The form of payment will be determined by the Company.

Restricted stock awards represent issued and outstanding shares of common stock subject to vesting criteria. RSUs represent the right to receive shares of common stock subject to satisfaction of vesting criteria. Restricted stock and the rights under RSUs are forfeitable and non-transferable until they vest. The vesting date or dates and other conditions for vesting are established when the shares are awarded.

The 2022 Omnibus Plan also provides for performance awards, representing the right to receive a payment, which may be in the form of cash, shares of common stock, or a combination, based on the attainment of pre-established goals.

All of the permissible types of awards under the 2022 Omnibus Plan are described in more detail below.

Administration of the 2022 Omnibus Plan. The 2022 Omnibus Plan is currently administered by our board of directors. All questions of interpretation of the 2022 Omnibus Plan, of any award agreement or of any other form of agreement or other document employed by us in the administration of the 2022 Omnibus Plan or of any award shall be determined by the board of directors, and such determinations shall be final, binding and conclusive upon all persons having an interest in the 2022 Omnibus Plan or such award, unless fraudulent or made in bad faith. Any and all actions, decisions and determinations taken or made by the board of directors in the exercise of its discretion pursuant to the 2022 Omnibus Plan or award agreement or other agreement thereunder (other than determining questions of interpretation pursuant to the preceding sentence) shall be final, binding and conclusive upon all persons having an interest therein.

Eligible Recipients. Persons eligible to receive awards under the 2022 Omnibus Plan are employees (including employees of affiliates and officers or directors who are also treated as employees); consultants, i.e., persons engaged to provide consulting or advisory services to the Company; and directors.

Shares Available Under the 2022 Omnibus Plan. The maximum aggregate number of shares of common stock that may be issued under the 2022 Omnibus Plan shall be 10,000,000 shares and shall consist of authorized but unissued or reacquired shares of common stock or any combination thereof, subject to adjustment for certain corporate changes affecting the shares, such as stock splits, merger, consolidation, reorganization, reincorporation, recapitalization, reclassification, or stock dividend. Shares subject to an award under the 2022 Omnibus Plan which are canceled, forfeited or expires again become available for grants under the 2022 Omnibus Plan.

Stock Options and Stock Appreciation Rights

General. Stock options and SARs shall be evidenced by award agreements specifying the number of shares of common stock covered thereby, in such form as the board of directors shall from time to time establish. Each stock option grant will identify the option as an ISO or Non-statutory Stock Option. Subject to the provisions of the 2022 Omnibus Plan, the board of directors has the authority to determine all grants of stock options. That determination will include: (i) the number of shares subject to any option; (ii) the exercise price per share; (iii) the expiration date of the option; (iv) the manner, time and date of permitted exercise; (v) other restrictions, if any, on the option or the shares underlying the option; and (vi) any other terms and conditions as the board of directors may determine.

Exercise Price. The exercise price for each stock option or SAR shall be established in the discretion of the board of directors; provided, however, that the exercise price per share for the stock option or SAR shall be not less than the fair market value of a share of common stock on the effective date of grant of the stock option or SAR. Notwithstanding the foregoing, a stock option or SAR may be granted with an exercise price lower than the minimum exercise price set forth above if such stock option or SAR is granted pursuant to an assumption or substitution for another option in a manner qualifying under the provisions of Section 424(a) of the Code.

Exercise Terms. Stock options may be immediately exercisable but subject to repurchase or may be exercisable at such time or times, or upon such event or events, and subject to such terms, conditions, performance criteria and restrictions as shall be determined by the board of directors and set forth in the award agreement evidencing such stock option. No stock option or SAR shall be exercisable after the expiration of ten years after the effective date of grant of such stock option or SAR. Subject to the foregoing, unless otherwise specified by the board of directors in the grant of a stock option or SAR, any stock option or SAR granted under the 2022 Omnibus Plan shall terminate ten years after the effective date of grant of the stock option or SAR, unless earlier terminated in accordance with its provisions. The board of directors may set a reasonable minimum number of shares of common stock that may be exercised at any one time.

Expiration or Termination. Options, if not previously exercised, will expire on the expiration date established by the board of directors at the time of grant. In the case of incentive stock options, such term cannot exceed ten years provided that in the case of holders of more than 10% of our total combined voting stock, such term cannot exceed five years. Options will terminate before their expiration date if the holder’s service with our company or a subsidiary terminates before the expiration date. The option may remain exercisable for specified periods after certain terminations of employment, including terminations as a result of death, disability or retirement, with the precise period during which the option may be exercised to be established by the board of directors and reflected in the grant evidencing the award.

Incentive Stock Options. Stock options intending to qualify as ISOs may only be granted to employees, as determined by the board of directors. No ISO shall be granted to any person if immediately after the grant of such award, such person would own common stock, including common stock subject to outstanding awards held by him or her under the 2022 Omnibus Plan or any other plan established by the Company, amounting to more than 10% of the total combined voting power or value of all classes of stock of the Company. To the extent that the award agreement specifies that an option is intended to be treated as an ISO, the option is intended to qualify to the greatest extent possible as an “incentive stock option” within the meaning of Section 422 of the Code, and shall be so construed; provided, however, that any such designation shall not be interpreted as a representation, guarantee or other undertaking on the part of the Company that the option is or will be determined to qualify as an ISO. If and to the extent that any shares of stock are issued under a portion of any option that exceeds the $100,000 limitation of Section 422 of the Code, such shares of common stock shall not be treated as issued under an ISO notwithstanding any designation otherwise.

Restricted Stock Awards. A restricted stock award is a grant of shares of common stock. These awards will be subject to such conditions, restrictions and contingencies as the board of directors shall determine at the date of grant, including the attainment of one or more performance criteria. Those may include requirements for continuous service and/or the achievement of specified performance goals. Restricted stock is forfeitable and generally non-transferable until it vests. The vesting date or dates and other conditions for vesting are established when the shares are awarded. Holders of restricted stock otherwise generally have the rights of stockholders of the Company, including voting and dividend rights, to the same extent as other stockholders of the Company.

Restricted Stock Units. An RSU is a right to receive stock on a future date.  The purchase price for shares of stock issuable under each RSU award shall be established by the board of directors in its discretion. Except as may be required by applicable law or established by the board of directors, no monetary payment (other than applicable tax withholding) shall be required as a condition of receiving a RSU award. Shares issued pursuant to any RSU award may (but need not) be made subject to vesting conditions based upon the satisfaction of such service requirements, conditions, restrictions or performance criteria, as shall be established by the board of directors and set forth in the award agreement evidencing such award.

Performance Awards. The board of directors shall designate the terms and conditions of each performance award, including the applicable performance criteria and performance period. Each performance award shall entitle the participant to a payment in cash or common stock upon the attainment of performance criteria and other terms and conditions specified by the board of directors. Notwithstanding the satisfaction of any performance criteria, the amount to be paid under a performance award may be adjusted by the board of directors on the basis of such further consideration as the board of directors in its sole discretion shall determine. The board of directors may, in its discretion, substitute actual common stock for the cash payment otherwise required to be made to a participant pursuant to a performance award.

Performance Criteria. Under the 2022 Omnibus Plan, performance criteria means business criteria including, but not limited to: revenue; revenue growth; earnings before interest and taxes; earnings before interest, taxes, depreciation and amortization; earnings per share; operating income; pre-or after-tax income; net operating profit after taxes; economic value added (or an equivalent metric); ratio of operating earnings to capital spending; cash flow (before or after dividends); cash-flow per share (before or after dividends); net earnings; net sales; sales growth; share price performance; return on assets or net assets; return on equity; return on capital (including return on total capital or return on invested capital); cash flow return on investment; total stockholder return; improvement in or attainment of expense levels; and improvement in or attainment of working capital levels or performance criteria. Any performance criteria may be used to measure the Company’s performance as a whole or any of the Company’s business units and may be measured relative to a peer group or index.

Other Material Provisions. Awards will be evidenced by a written agreement, in such form as may be approved by the board of directors. In the event of various changes to the capitalization of our company, such as stock splits, stock dividends and similar re-capitalizations, an appropriate adjustment will be made by the board of directors to the number of shares covered by outstanding awards or to the exercise price of such awards. The board of directors generally has the power to accelerate the exercise or vesting period of an award. The board of directors is also permitted to include in the written agreement provisions that provide for certain changes in the award in the event of a change of control of our company, including acceleration of vesting or payment of the value of the vested portion or, in its discretion, unvested portion of an award in cash, stock, or property. Except as otherwise determined by the board of directors at the date of grant, and subject to the terms of the 2022 Omnibus Plan, awards will not be transferable, other than by will or the laws of descent and distribution. Prior to any award distribution, we are permitted to deduct or withhold amounts sufficient to satisfy any employee withholding tax requirements. The board of directors has the authority, at any time, to discontinue the granting of awards. The board of directors also has the authority to alter or amend the 2022 Omnibus Plan or any outstanding award or may terminate the 2022 Omnibus Plan as to further grants, provided that no amendment may be made without the approval of our stockholders to the extent that such approval is required by law or applicable rules of a securities exchange, and except as otherwise provided by the 2022 Omnibus Plan, no amendment that would adversely affect any outstanding award made under the 2022 Omnibus Plan may be made without the consent of the holder of such award.

The Company has issued the following stock options and stock awards under the 2022 Equity Incentive Plan as of June 30, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
Equity compensation plans approved by security holders	3,091,250	$0.001	3,808,750	(1)
Equity compensation plans not approved by security holders	-	-	-

Total	3,091,250	$0.001	3,808,750	(1)

(1)

As of June 30, 2023 the Company has also approved the issuance of a total of 3,100,000 restricted stock awards in the form of shares of unregistered common stock to various officers, directors and consultants, which amount has been reduced from the total shares available under the 2022 Omnibus Plan.

Recent Sales of Unregistered Securities

On April 6, 2023, stock options to acquire 200,000 shares of common stock were exercised at $0.001 per share for cash proceeds of $200 and a total of 200,000 shares of unregistered, restricted common stock were issued to the holder.

On April 7, 2023 we issued 125,000 unregistered, restricted shares of common stock to one corporate subscriber under the terms of a private placement at $2.00 per share for total proceeds of $250,000.

On April 27, 2023 we issued 750,000 unregistered, restricted shares of common stock to two corporate subscribers under the terms of a private placement at $2.00 per share for total proceeds of $1,500,000.

On June 1, 2023, 2,265,000 shares of seed preferred stock were converted into 2,265,000 shares of common stock.

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

There were no other sales of equity securities during the period covered by this Report that were not registered under the Securities Act or were not previously reported in a Current Report on Form 8-K filed by the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains predictions, estimates and other forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “intends,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors including the risks set forth in the section entitled “Risk Factors” in this Annual Report on Form 10-K, that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The following discussion of our financial condition and results of operations should be read in conjunction with the Company's audited consolidated financial statements and the related notes for the fiscal years ended June 30, 2023 and 2022, that appear elsewhere in this Annual Report. The Company's consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

On August 4, 2022, we entered into a credit agreement with certain lenders who agreed to extend a credit facility to us consisting of up to $150 million in accordance with the terms of the agreement in aggregate principal amount of term loan commitments, the proceeds of which may be used to acquire assets that are deemed eligible by meeting certain criteria established by an administrative agent party to the credit agreement.

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

During the quarter ended December 31, 2022, we commenced operations of our business encompassing the Your Super acquired assets.  We added five employees to its US-based operations and nine employees to its European-based operations as a result of this acquisition.

Recent Events

On March 3, 2023, we concluded the acquisition of certain assets of Chopra Global, LLC, a Delaware limited liability company including the Chopra App - a wellness and meditation app, certain products and services including guided meditation packages and detox kits and operation of select Chopra branded health and wellness retreats.  In connection with this acquisition, we drew a further $1.873 million from our credit facility.  We added 8 employees as a result of this acquisition.

On April 20, 2023, we amended our Amended and Restated Articles of Incorporation to restate in its entirety Article Fourth, Section B – Preferred Stock (i) to allow for the optional conversion of our outstanding Seed Preferred Shares and (ii) to conform and correct certain provisions in Article Fourth, Section B relating primarily to the calculation of, and adjustments to, the conversion price of the Seed Preferred Shares.

Results of Operations

Fiscal Years ended June 30, 2023 and June 30, 2022

The following table summarizes key items of comparison and their related changes for the years ended June 30, 2023, and June 30, 2022.

	June 30,	June 30,
	2023	2022	$ Change
Revenue	$8,895	$-	$8,895
Cost of revenue	6,905	-	6,905
Gross profit	1,990	-	1,990

Operating expenses
Advertising and marketing	2,021	-	2,021
General and administrative	10,568	7,014	3,554
Professional and consulting fees	8,204	525	7,679
Impairment of intangible	-	138	(138)
Impairment of goodwill	3,869	-	3,869
Management fees	1,567	585	982
Total operating expenses	26,228	8,262	17,966

Loss from operations before taxes	$(24,238)	$(8,262)	(15,977)

Other income (expense)	3,240	-	3,240
Interest expense	(669)	(2)	(666)
Foreign currency gain (loss)	358	-	358
Total Other expense	2,930	(2)	2,932

Provisions for income taxes	-	-	-

Net loss	$(21,309)	$(8,264)	(13,045)

Revenue

During the fiscal year ended June 30, 2023, we generated revenues of $8,895 as compared to $0 in the fiscal year ended June 30, 2022. Cost of revenue in the fiscal year ended June 30, 2023 was $6,905 as compared to $0 in the prior comparative period. We reported gross profit of $1,990 at June 30, 2023 compared to $0 in the fiscal year ended June 30, 2022. The increase in revenues period over period is related to our acquisition of the Your Super and Chopra wellness assets in October 2022 and March 2023.

Operating Loss

We reported operating expenses of $26,228 resulting in a loss from operations of $24,238 for the fiscal year ended June 30, 2023, as compared to operating expenses of $8,262 resulting in a loss from operations of $8,262 for the fiscal year ended June 30, 2022. The substantial increase to our current period loss is a direct result of an increase in operational expenses of $17,966, consisting of increases to general and administrative expenses of $3,554, predominantly related to stock based compensation in the current fiscal year as well as increased salaries and overhead with respect to our newly acquired operating assets, an increase to professional and consulting fees of $7,679 related to the completion of certain transactions whereby we acquired operating assets in the wellness sector, including financing fees and associated costs, goodwill impairment of $3,869, and an increase to management fees of $982 also as a result of the increase to our workforce as a result of the acquisition of new operations. In addition, during the fiscal year we incurred advertising and marketing expenses of $2,021, with no comparative expenses in the fiscal year ended June 30, 2022. These increased costs were a result of our expansion into the health and wellness sector.

Other Income / Expenses

For the fiscal year ended June 30, 2023, we recorded interest expenses of $669 compared to $2 for the fiscal year ended June 30, 2022, as well as a gain on foreign currency of $358 and other income of $3,240, with no comparative gain or income during the fiscal year ended June 30, 2022. Interest incurred relates predominantly to a credit facility we obtained in August 2022. Other income includes a gain of $1,318 from the settlement of certain outstanding debts acquired with the operating assets from Your Super for less than face value.

Net Loss

We recorded a net loss of $21,309 at June 30, 2023 as compared to a net loss of $8,264 at June 30, 2022.

Statements of Cash Flows

The following table summarizes our cash flows for the years ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Net cash used in operating activities	$(7,944)	$(2,624)
Net cash used in investing activities	(4,275)	(31)
Net cash provided by financing activities	7,222	9,148
Foreign exchange rate effect on cash	8	(2)
Increase (decrease) in cash	(4,989)	6,492
Cash beginning of period	6,492	-
Cash end of period	$1,503	$6,492

Cash Used in Operating Activities

Reported in Thousands

Net Cash used in operating activities for the fiscal year ended June 30, 2023 was $7,944 as compared to $2,624 of cash used by operating activities in the fiscal year ended June 30, 2022.

Changes in operating activities in the fiscal year ended June 30, 2023, include various adjustments to reconcile the net loss to net cash used in the current fiscal year including $342 in depreciation and amortization, $6,930 as stock based compensation, $821 in forfeited stock awards, $4,181 in respect to warrants issued, including those issued as a financing cost relative to a line of credit we obtained in August 2022, $3,869 of impairment charges to goodwill, a gain from non-operating expenses of $1,060, predominantly related to the gain from settlement of certain debts acquired with the assets of Your Super for less than face value, a gain from foreign currency translation of $42 and a change in deferred income taxes of $79.  Cash used in operating activities of $2,624 in the fiscal year ended June 30, 2022, included non-cash adjustments of $138 in respect to impairment of certain intangible assets, $8 in respect to the write down of certain inventory and $5,328 for stock based compensation.

Changes in operating assets and liabilities in the fiscal year ended June 30, 2023 include a decrease in advances to vendors of $12, an increase to accounts receivable of $812 and an increase to inventories of $2,063, a decrease to contract liabilities of $987, all relating to the acquisition of certain operating assets from Your Super, Inc. and Chopra Global, LLC.  Accounts payable increased by $3,742 in the current year period as compared to an increase of $205 in the prior comparative year, prepaid expenses increased by $11 in the current year as compared to an increase of $19 in the prior comparative year, and sales tax payable increased by $178 compared to zero in the year ended June 30, 2022.  In the year ended June 30, 2023, we recorded a decrease to accounts payable, related party of $205, compared to an increase of $29 in the year ended June 30, 2022.

Cash Provided by Investing Activities

During the fiscal year ended June 30, 2023, investing activities as a result of the acquisition of the assets of Your Super, Inc. and Chopra Global, LLC used net cash of $4,275 which was comprised of cash acquired on acquisition of $595, a cash payment in respect of the acquisition of $4,500, purchases of property and equipment of $368, and security deposits of $2.

During the fiscal year ended June 30, 2022, investing activities used net cash of $31 including cash paid to acquire our wholly owned subsidiary, NOEO of $20 and for certain intangible assets including trademark applications of $11.

Cash Provided by Financing Activities

During the fiscal year ended June 30, 2023, financing activities provided net cash of $7,222, which was comprised of proceeds from the sale of common stock and seed preferred stock of $2,200, proceeds from a financing facility line of credit of $5,014, and proceeds from related party advance of $8.

During the fiscal year ended June 30, 2022, financing activities provided net cash of $9,148, which was comprised of proceeds from private placement share subscriptions of $9,330, proceeds from related party loans of $20, proceeds from related party advances of $3 offset by repayments to related party advances of $204.

Liquidity and Capital Resources

Reported in Thousands

The Company’s balance sheet as of June 30, 2023, reflects current assets of $7,617 consisting of $1,503 cash on hand, accounts receivable, net of $161, prepaid expenses of $1,309, inventory, net of $2,681, advances to vendors and other current assets of cumulative $1,963. We had a working capital deficit of $7,116 as of June 30, 2023 compared to $6,107 as of June 30, 2022, and have reported accumulated losses to date of $29,900. We have commenced revenue generating operations in the wellness sector; however, revenues are not yet sufficient to meet ongoing operational expenditures. During the fiscal year ended June 30, 2023, we entered into a credit agreement with certain lenders who agreed to extend us a credit facility of up to $75,000 (which amount may be increased up to $150,000 in accordance with the terms of the agreement) in aggregate principal amount of term loan commitments, the proceeds of which may be used to acquire assets that are deemed eligible by meeting certain criteria. During the year ended June 30, 2023, we drew down $4,873 under the credit facility to assist in financing the acquisition of additional operating assets.

Going Concern

We had a working capital deficit of $7.1 million as of June 30, 2023. During the year ended June 30, 2022, we entered into private placement subscription agreements to raise a total of $10 million by the sale of seed preferred stock at $2 per share, of which we have collected $9.66 million. During the fiscal year ended June 30, 2023, we sold an additional 50,000 shares of seed preferred stock at $2 per share for proceeds of $0.1 million and 875,000 shares of common stock at $2 per share for proceeds of $1.75 million, all of which has been collected to date. We have commenced operations in the wellness sector initially through the acquisition of NOEO and more recently with the acquisition of the Your Super and Chopra Business assets. During the fiscal year ended June 30, 2023, we entered into a credit agreement with certain lenders who agreed to extend a credit facility to us consisting of up to $75 million (which amount may be increased up to $150 million in accordance with the terms of the agreement) in aggregate principal amount of term loan commitments), the proceeds of which may be used to acquire assets that are deemed eligible by meeting certain criteria. As of June 30, 2023, we have been funded $4.87 million under the terms of this agreement in order to facilitate the purchase of operating assets.  Our continuation as a going concern is dependent upon the ability to attain profitable operations from our future planned business operations and sufficient financing to carry out those plans. If we are unable to obtain adequate capital as needed, or conduct revenue generating operations, we may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Credit Facility

As of September 20, 2023, we were out of compliance for the month ended August 31, 2023 with a financial covenant in our credit agreement requiring us to maintain at least $2,000,000 in unrestricted and unencumbered cash.  Additionally, as of September 30, 2023, our monthly EBITDA for Your Super was less than $75,000 which, under our credit agreement, resulted in a borrowing base deficiency with respect to the Your Super acquisition.  These two defaults entitled our lenders, upon notice to us, to take action to enforce their rights against us including, but not limited to, demanding immediate payment of their outstanding loans to us in the principal amount of $4,873,163, as of September 30, 2023, and enforcing their liens on our Your Super and Chopra operating assets.

On October 12, 2023, we entered into a limited waiver to the credit agreement with our lenders, waiving  the two breaches referenced above provided that (i) we regain compliance with our cash covenant referenced above no later than, and remain compliant after, November 30, 2023, and (ii) we deposit $150,000 into a special reserve collection account on behalf of the secured lenders prior to the earlier to occur of (x) November 30, 2023 and (y) the closing of a sale of our equity in an amount of not less than $2,000,000. Our failure to comply with either of these two new covenants will constitute an event of default under the credit agreement entitling our secured lenders to pursue all rights and remedies against us under the credit agreement, including acceleration of our loans, foreclosure and collection actions.

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

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor the price change and continually maintain effective cost control in operations.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of its assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and we include any revisions to its estimates in its results for the period in which the actual amounts become known. Significant estimates in the period include the allowance for doubtful accounts on accounts and other receivables, inventory allowance and impairment, valuation and useful lives of fixed assets, valuation of common stock and stock warrants, stock option valuations, imputed interest on due to related parties, and deferred tax valuation allowance.

Inventories

Inventories consist primarily of raw materials, work-in-process (blended superfood powder) and finished goods. Finished goods and work-in-process include direct materials, finished product kits, finished products, third-party blender and other overhead costs involved in manufacturing for e-commerce sales. We value inventory using the standard costing method whereunder product costs are allocated based on standard rates for materials, labor, and overhead. We analyze actual costs at regular intervals and accounts for any variance in its costs of goods sold. Inventories are stated at the lower of cost or net realizable value, with cost determined using the first-in first-out method. Inventories have been reduced by an allowance for excess, obsolete and unsaleable inventories. The allowance is an estimate based on our management’s review of inventories on hand compared to estimated future usage and sales. We perform cycle counts of inventories at its warehouse and distribution center throughout the year. An allowance for inventory shrinkage is established for estimated inventory shrinkage since the last physical inventory date through the reporting date.

Goodwill and Intangibles

Goodwill represents the excess of the purchase price over the fair market value of the net assets (including intangibles) acquired on October 13, 2022 and March 3, 2023, respectively. We have implemented the Business Combinations Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles- Goodwill and Other. Goodwill and tradename are deemed to have an indefinite life, customer/distributor relationships have a definite life of approximately 5 years and non-compete provisions with key employees have a definite life of approximately 4 years. Goodwill and indefinite life intangible assets are not amortized but are subject to, at a minimum, annual impairment tests. We expense costs to maintain or extend intangible assets as incurred.

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

We test goodwill, accreditation and trade names for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Amortization of customer relationships and non-compete agreements on a straight-line basis totaled $190 during the fiscal year ended June 30, 2023.  During the year ended June 30, 2023, management evaluated goodwill and recorded an impairment charge of $3,869.

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

Revenue Recognition

The Company follows ASC 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation. During the fiscal year ended June 30, 2023, the Company generated revenues from selling its wellness products direct to customers using its owned and operated eCommerce website. The Company considers its performance obligations satisfied upon shipment and/or delivery of the purchased products to the customer. The Company evaluates returns from customers purchasing product using its eCommerce site on a case-by-case basis and generally will issue replacement product in the limited cases of product returns. The Company has no policy requiring cash refunds.

Recent Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Subsequent Events

On August 24, 2023, we announced a restructuring plan to reduce overhead costs by approximately 30% and eliminate workforce redundancies that resulted from the acquisitions of Your Super and Chopra earlier in the year. This plan, which resulted in the elimination of eleven full time and four part time redundant positions, took effect on August 25, 2023.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The consolidated audited financial statements are filed as part of this annual report starting on page F-1.

The Healing Company Inc.

Consolidated Financial Statements

For the Fiscal Years ended June 30, 2023 and 2022

New York Office: 805 Third Avenue New York, NY 10022 212.838-5100 www.rbsmllp.com

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

The Healing Company Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Healing Company Inc. and its subsidiaries (the Company) as of June 30, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended June 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flow for each of the years in the two year period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial operating losses and will require additional capital to continue as a going concern. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

These financial statement are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, NY   Washington DC   Mumbai & Pune, India   Boca Raton, FL

San Francisco, CA   Las Vegas, NV   Beijing, China   Athens, Greece

Member: ANTEA International with affiliated offices worldwide

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill and Other Intangibles arising from the acquisitions of Your Super, Inc. – Refer to Note 3 of consolidated financial statements

Critical Audit Matter Description

As disclosed in Note 3, on October 13, 2022, the Company completed the acquisition to acquire all the rights, title and interests in and substantially all of the assets owned by Your Super, Inc. (“YS”). The consideration included cash, warrants, stock and assumption of liabilities, net of assets purchased.  Given the significant judgments made by management to estimate the intangible assets acquired, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased effort, including the need to involve fair value experts.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.

These procedures included, among others:

•

Utilization of personnel with specialized knowledge and skill in valuation to assist in; a) performing auditing procedures in under applicable standards (AS 2501), b) evaluating the reasonableness of the methodologies deployed by the valuation specialist retained by the issuer, c) evaluating the reasonableness of the assumptions and estimates used in the valuation methodologies and testing the mathematical accuracy of such models, and d) conclude on the overall reasonableness of the valuation as a fair value measurement

•	Evaluate the reasonableness of management’s significant estimates
•	Evaluate the events and circumstances that lead to the Goodwill impairment as of June 30, 2023.

/s/ RBSM LLP

We have served as the Company’s auditor since 2022.

New York, NY
October 23, 2023 PCAOB ID Number 587

New York, NY   Washington DC   Mumbai & Pune, India   Boca Raton, FL

San Francisco, CA   Las Vegas, NV   Beijing, China   Athens, Greece

Member: ANTEA International with affiliated offices worldwide

The Healing Company Inc.

Consolidated Balance Sheets

(Stated in U.S. Dollars)

(in thousands, except share and per share amounts)

	June 30,	June 30,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$1,503	$6,492
Accounts receivable, net	161	-
Prepaid expenses	1,309	85
Inventory, net	2,681	-
Advances to vendors	12	-
Other current assets	1,951	-
Total Current Assets	7,617	6,577

Property and equipment	37	-
Intangible assets, net	-	11
Goodwill	5,036	-
Security deposits	2	-
Deferred income tax	79	-
Total Assets	$12,771	$6,588

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	5,845	256
Accounts payable - related party	243	38
Contract liabilities	2,343	-
Loan	5,014	-
Loan payable - related party	172	165
Advances payable - related party	3	3
Other current liability	893	8
Sales tax payable	178	-
Income tax payable	42	-
Total Current Liabilities	14,733	470

Total Liabilities	$14,733	$470

Stockholders' Equity (Deficit)
Preferred Shares - 10,000,000 authorized, $0.001 par value Seed Preferred Shares, 7,800,000 designated, $0.001 par value, of which 2,620,000 and 4,660,000 are issued and outstanding as of June 30, 2023 and 2022, respectively	3	$5
Common Shares - 290,000,000 authorized, $0.001 par value, 55,199,920 and 44,004,920 shares issued and outstanding as of June 30, 2023 and 2022, respectively	55	44
Additional Paid-in Capital	27,823	14,653
Accumulated Deficit	(29,900)	(8,591)
Other Comprehensive Income	57	7
Total Stockholders' Equity (Deficit)	(1,962)	6,118
Total Liabilities and Stockholders' Equity	$12,771	$6,588

The accompanying notes are an integral part of these consolidated financial statements.

The Healing Company Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Stated in U.S. Dollars)

(in thousands, except share and per share amounts)

	For the Year Ended
	June 30,
	2023	2022
Revenue	$8,895	$-
Cost of revenue	6,905	-
Gross profit	1,990	-

Operating expenses
Advertising and marketing	2,021	-
General and administrative	10,568	7,014
Professional and consulting fees	8,204	525
Impairment of intangible assets	-	138
Impairment of goodwill	3,869	-
Management fees	1,567	585
Total operating expenses	26,228	8,262

Loss from operations	(24,238)	(8,262)

Other income	3,240	-
Interest expense	(669)	(2)
Foreign currency gain	358	-
Total Other expense	2,930	(2)

Provisions for income taxes	-	-

Net loss	$(21,309)	$(8,264)

Other comprehensive income	30	7
Foreign currency translation adjustment	27	-
Comprehensive loss	$(21,252)	$(8,258)

Basic and Diluted Loss per Common Share	$(0.42)	$(0.19)

Weighted average number of common shares used in per share calculations	50,768,533	44,001,550

The accompanying notes are an integral part of these consolidated financial statements.

The Healing Company Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

 (Stated in U.S. Dollars)

(in thousands, except share and per share amounts)

					Additional		Other		Total
	Seed Preferred Stock		Common Stock		Paid-in	Deferred	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	(Deficit)
Balance June 30, 2021	-	$-	44,000,000	$44	$-	$-	$-	$(327)	$(283)
Issuance of Seed Preferred Stock for cash	4,660,000	5	-	-	9,315	-	-	-	9,320
Issuance of common stock for cash	-	-	4,920	0	10	-	-	-	10
Stock based compensation - stock award	-	-	-	-	1,885	-	-	-	1,885
Stock based compensation - stock option	-	-	-	-	3,443	-	-	-	3,443
Loss for the period	-	-	-	-	-	-	-	(8,264)	(8,264)
Other comprehensive income	-	-	-	-	-	-	7	-	7
Balance June 30, 2022	4,660,000	$5	44,004,920	$44	$14,653	$-	$7	$(8,591)	$6,118
Shares issued under stock awards	-	$-	4,900,000	$5	$16,485	$(16,490)	$-	$-	$-
Shares issued under acquisition	-	-	4,600,000	5	684	-	-	-	689
Shares issued under private placement	-	-	875,000	1	1,749	-	-	-	1,750
Shares issued under exercise options	-	-	300,000	-	-	-	-	-	-
Cancelations	-	-	(1,745,000)	(2)	(6,541)	5,722	-	-	(821)
Issuance of Seed Preferred Stock for cash	225,000	-	-	-	450	-	-	-	450
Conversion of Seed Preferred to Common stock	(2,265,000)	(2)	2,265,000	2		-			-
Warrants issued as financing cost	-	-	-	-	4,052	-	-	-	4,052
Warrants issued under acquisition	-	-	-	-	34	-	-	-	34
Vesting warrant under debt settlement	-	-	-	-	95	-	-	-	95
Stock based compensation on stock award	-	-	-	-	-	3,803	-	-	3,803
Stock based compensation on stock option	-	-	-	-	3,127	-	-	-	3,127
Loss for the periods	-	-	-	-	-	-	-	(21,309)	(21,309)
Foreign currency translation	-	-	-	-	-	-	50	-	50
Balance June 30, 2023	2,620,000	3	55,199,920	55	34,788	(6,965)	57	(29,900)	(1,962)

The accompanying notes are an integral part of these consolidated financial statements.

The Healing Company Inc.

Consolidated Statements of Cash Flows

 (Stated in U.S. Dollars)

(in thousands, except share and per share amounts)

	For the Year Ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,309)	$(8,264)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	342	-
Stock based compensation	6,930	5,328
Forfeited stock awards	(821)	-
Warrants issued as financing cost and under acquisition	4,181	-
Impairment of goodwill	3,869	-
Gain on settlement of debt	(1,060)	-
Foreign currency gain	42	-
Change in deferred income taxes	(79)	-
Impairment of intangible assets	-	138
Inventory write down	-	8
Changes in operating assets and liabilities:
Vendor cash advances	(12)	-
Prepaid expenses	(11)	(19)
Accounts receivable	812	-
Other current assets	(1,903)	8
Sales tax payable	178	-
Inventories	(2,063)	-
Accounts payable and accrued expenses	3,742	205
Accounts payable related party	205	(29)
Contract liabilities	(987)	-

Net Cash used in operating activities	(7,944)	(2,624)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired under acquisition	595	-
Cash payment for acquisition	(4,500)	(20)
Intangible assets	-	(11)
Refund on trademark registration	2	-
Purchases of property and equipment	(368)	-
Net Cash used in financing activities	(4,275)	(31)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Seed Preferred and Common stock	2,200	9,330
Proceeds from loan payable	5,014	-
Proceeds from loan payable - related parties	8	20
Proceeds from advances payable - related parties	-	3
Payment to advances payable - related parties	-	(204)
Net Cash provided by financing activities	7,222	9,148

Foreign Exchange Effect on Cash	8	(2)

INCREASE (DECREASE) IN CASH	(4,989)	6,492
CASH AT BEGINNING OF YEAR	6,492	-
CASH AT END OF YEAR	$1,503	$6,492

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$573	$-
Taxes Paid	-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION
Net assets acquired from acquisition (excluding cash)	$(4,441)
Goodwill	$5,036
Debt settled with common stock warrant	$472

The accompanying notes are an integral part of these consolidated financial statements.

The Healing Company Inc.

Notes to the Consolidated Financial Statements

June 30, 2023 and 2022

NOTE 1. DESCRIPTION OF BUSINESS, GOING CONCERN AND HISTORY

DESCRIPTION OF BUSINESS AND HISTORY

Historical Information

The Healing Company Inc. (formerly “Lake Forest Minerals) a Nevada corporation, (the “Company”) was incorporated in the State of Nevada on June 23, 2008. The Company was originally formed to engage in the acquisition, exploration and development of natural resource properties of merit.

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

On March 3, 2023, the Company and Chopra HLCO LLC, a Delaware limited liability company and indirect wholly owned subsidiary of the Company (“Chopra HLCO”) (collectively the “Buyer”) simultaneously (i) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Chopra Global, LLC, a Delaware limited liability company (the “Seller”), and solely with respect to certain specified indemnification provisions of the Purchase Agreement, Deepak Chopra, the majority member of the Seller, to acquire (the “Acquisition”) certain assets of the Seller (the “Purchased Assets”) and certain liabilities related to the Seller’s business activities involving Chopra Global Digital, Chopra Global Licensing and Chopra Global Products assets (these business activities are referred to herein as the “Chopra Business”) and (ii) closed the Acquisition (the “Closing”). Following the Closing, the Purchased Assets are being held by, and the Chopra Business is being operated through, Chopra HLCO.

The consideration paid and payable by the Buyer for the Purchased Assets is an aggregate purchase price (the “Purchase Price”) of up to Five Million Dollars ($5,000,000) in cash plus newly issued shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”).  One Million Dollars ($1,000,000) of the cash portion of the Purchase Price was paid to the Seller on March 3, 2023, along with the issuance to the Seller of One Million Four Hundred Thousand (1,400,000) shares of Common Stock (the “Closing Shares”). A deferred cash payment of Two Million Five Hundred Thousand Dollars ($2,500,000) was paid to the Seller prior to March 31, 2023.  In addition, the Seller may receive certain Earnout payments of up to Three Million Dollars ($3,000,000) by way of cash and shares upon certain terms and conditions.

Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading.

Going Concern

The Company had a working capital deficit of $7.116 million on June 30, 2023. During the year ended June 30, 2022, the Company entered into private placement subscription agreements to raise a total of $10 million by the sale of seed preferred stock at $2.00 per share, of which the Company has collected $9.66 million, with $0.34 million remaining to be collected. During the year ended June 30, 2023, the Company sold an additional 50,000 shares of seed preferred stock at $2.00 per share for proceeds of $0.1 million and 875,000 shares of common stock at $2.00 per share for proceeds of $1.75 million, all of which has been collected to date. The Company commenced operations in the wellness sector initially through the acquisition of NOEO and more recently with the acquisition of the Your Super and Chopra Business assets. During the year ended June 30, 2023, the Company entered into a credit agreement with certain lenders (the “Lenders”) who agreed to extend a credit facility to the Company consisting of up to $150 million in accordance with the terms of the agreement in aggregate principal amount of term loan commitments (the “Term Loans”)), the proceeds of which may be used to acquire assets that are deemed eligible by meeting certain criteria. To date, the Company has been funded $4.87 million under the terms of this agreement to facilitate the purchase of operating assets.  The continuation of the Company as a going concern is dependent upon the ability to attain profitable operations from the Company’s existing and planned future business operations and sufficient financing to carry out those plans. If the Company is unable to obtain adequate capital as needed, or conduct revenue generating operations, the Company may be required to reduce the scope, delay, or eliminate some or all of its existing and planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation

The consolidated financial statements include the accounts of The Healing Company and its 100% controlled subsidiaries, NOEO GmbH, NOEO, Inc., HLCO Borrower LLC, Your Super HLCO, LLC, Chopra HLCO LLC and the Your Super HLCO, LLC subsidiaries. All significant intercompany balances and transactions have been eliminated. “The Healing Company”, the “Company”, “we”, “our” or “us” is intended to mean The Healing Company, including the subsidiaries indicated above, unless otherwise indicated.

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

The table below reflects the potentially dilutive securities at the end of each reporting period.

	June 30, 2023	June 30, 2022
Seed Preferred stock (Convertible to Common stock 1:1)	2,620,000	4,660,000
Seed Preferred warrants (Convertible to Common stock 1:1)	1,560,148	-
Common stock warrants	1,650,000	-
Stock options	3,091,250	3,166,250
Total	8,921,398	7,826,250

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

Cash and cash equivalents

The Company defines cash and cash equivalents as highly liquid investments with original maturities of 90 days or less at the time of purchase. The Company also considers amounts in transit from payment processors for customer credit card and debit card transactions to be cash and cash equivalents. At June 30, 2023 and June 30, 2022, the Company’s cash and cash equivalents consisted primarily of cash held in checking accounts, and payment in transit from payment processors for customer credit card and debit card transactions. As of June 30, 2023 and June 30, 2022, cash and cash equivalents was $1.5 million and $6.5 million, respectively.

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

The Company currently has bank deposits with financial institutions in the U.S. which exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250,000, so there were cumulative uninsured balances of $1.25 million and $6.25 million in the parent and its US based subsidiaries as of June 30, 2023 and June 30, 2022, respectively. There were no uninsured bank deposits with a financial institution outside the U.S. All uninsured bank deposits are held at high quality credit institutions.

Foreign currency translation and transactions

The Company uses the U.S. Dollar as the reporting currency for its financial statements. Functional currency is the currency of the primary economic environment in which an entity operates. The functional currency of the Company’s Germany and Netherlands subsidiaries are the local currencies.  The assets and liabilities of the Company’s foreign subsidiaries are translated into US Dollars using exchange rates in effect at the consolidated balance sheet date. Revenues and expenses are translated using the average exchange rates prevailing during the period. Exchange-rate differences resulting from translation adjustments are accounted for as a component of accumulated other comprehensive loss. Borrowings in foreign currencies are recorded at the rate of exchange at the time of the transaction and are adjusted for any exchange rate gains or losses as of the balance sheet date.

Translation of amounts from Euro into US$ have been made at the following exchange rates for the periods ended June 30, 2023 and June 30, 2022:

	2023	2022
Period-end Euro: US$ exchange rate	$1.0915	$1.0476
Period-average Euro: US$ exchange rate	$1.0459	$1.0725

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated, as the case may be, at the rate on the date of the transaction and included in the results of operations as incurred.

ASC Topic 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of changes in shareholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated net of an allowance for doubtful accounts. When management becomes aware of circumstances that may decrease the likelihood of collection to a point where a receivable is no longer probable of being collected, it records an allowance against amounts due, which reduces the receivable to the amount that management reasonably believes will be collected. For all other customers, management determines the adequacy of the allowance based on historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss associated with specific accounts. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2023 and June 30, 2022, the allowance for doubtful accounts amounted to $109,620 and $0, respectively.

Inventories

Inventories consist primarily of raw materials, work-in-process (blended superfood powder) and finished goods. Finished goods and work-in-process include direct materials, finished product kits, finished products, third-party blender and other overhead costs involved in manufacturing for e-commerce sales. The Company values inventory using the standard costing method whereunder product costs are allocated based on standard rates for materials, labor, and overhead. The Company analyses actual costs at regular intervals and accounts for any variance in costs of goods sold. Inventories are stated at the lower of cost or net realizable value, with cost determined using the first-in first-out method. Inventories have been reduced by an allowance for excess, obsolete and unsaleable inventories. The allowance is an estimate based on our management’s review of inventories on hand compared to estimated future usage and sales. The Company performs cycle counts of inventories at its warehouse and distribution center throughout the year. An allowance for inventory shrinkage is established for estimated inventory shrinkage since the last physical inventory date through the reporting date.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair market value of the net assets (including intangibles) acquired on October 13, 2022 and March 3, 2023, respectively. The Company has implemented the Business Combinations Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other. Goodwill and tradenames are deemed to have an indefinite life, customer/distributor relationships have a definite life of approximately 5 years and non-compete provisions with key employees have a definite life of approximately 4 years. Goodwill and indefinite life intangible assets are not amortized but are subject to, at a minimum, annual impairment tests. The Company expenses costs to maintain or extend intangible assets as incurred.

The Company reviews intangible assets (with a definite life), excluding goodwill and tradenames, for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. We measure the recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets are expected to generate. If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. For the fiscal year ended June 30, 2023, the Company recorded impairment of goodwill of $3,868,721. For the fiscal year ended June 30, 2022, the Company recorded impairment of intangible assets of $138,366.

The Company tests goodwill, accreditation and trade names for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. There were no goodwill, accreditation or trade names impairments for the periods presented. Amortization of customer relationships and non-compete agreements on a straight-line basis totaled $189,581 for the fiscal year ended June 30, 2023.

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

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets for impairment, other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. The Company had no long-lived asset impairments as of June 30, 2023 and June 30, 2022, respectively.

Contract Assets

In accordance with ASC 606-10-45-3, a contract asset is the Company’s right to payment for goods and services already transferred to a customer if that right to payment is conditional on something other than the passage of time. The Company will recognize a contract asset when it has fulfilled a contract obligation but must perform other obligations before being entitled to payment.

There were no contract assets at June 30, 2023 and June 30, 2022.

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

The Company’s total contract liability balance was $2.34 million and $0 at June 30, 2023 and June 30, 2022, respectively, of which $211,927 relates to the liability for outstanding loyalty points for Your Super and $1.34 million relates to customer subscription deposits with respect to membership fees from the Chopra wellness app which are collected in advance and amortized over the one (1) year term of the membership, advances on retreat packages and prepaid licensing fees.

Fair Value Measurements

The Company's financial instruments primarily consist of cash and cash equivalents, accounts receivable, contracts receivable, accounts payable and accrued liabilities, contracts receivable recourse, deferred revenue, debt and a capital lease obligation. The carrying values of the Company's financial instruments approximate fair value.

FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a framework for all fair value measurements and expands disclosures related to fair value measurement and developments. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC 820 requires that assets and liabilities measured at fair value are classified and disclosed in one of the following three categories:

Level 1 - Quoted market prices for identical assets or liabilities in active markets or observable inputs;

Level 2 - Significant other observable inputs that can be corroborated by observable market data; and

Level 3 - Significant unobservable inputs that cannot be corroborated by observable market data.

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

The Company generates revenues from a diversified mix of e-commerce activities with the majority of revenue earned through e-commerce direct sales to consumer.  The Company’s e-commerce activities include the sale of organic nutritional superfood powder mixes online, through the Company’s website YourSuper.com, and sales of the Chopra wellbeing line available at Chopra.com. During the fiscal year ended June 30, 2023, the Company’s direct to consumer sales of products accounted for 67% of total revenue.

In addition, the Company records revenue from the sale of memberships to the Chopra Wellbeing and Meditation App.  Revenues from the membership are collected in advance and recognized over the term of the membership.  Finally, the Company records net revenue in the form of commissions with respect to sales of attendance at its wellness retreats at various US based locations.  Revenue for wellness retreats is deferred upon purchase and recognized at the time of the event with the transfer of services to the customer.

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

Product Warranties

The Company’s provision for estimated future warranty costs is based upon the historical relationship of warranty claims to sales. Based upon historical sales trends and warranties, it has been concluded that no warranty liability is required as of June 30, 2023 and June 30, 2022. To date, product allowance and returns have been minimal and, based on experience, the Company believes that product returns will continue to be minimal.

Shipping and Logistics Expenses

Shipping and logistics expenses consist primarily of costs incurred to ship products to the customer.  If shipping and handling activities are performed after the customer obtains control of the good, then an entity may elect to account for shipping and handling as fulfillment activities and not promised services that require further evaluation under ASC 606.  If the entity elects this accounting policy, the costs related to the shipping and handling activities should be accrued when the entity recognizes revenue for the related promised goods. In addition, if this accounting policy is elected, the entity must apply it consistently to similar transactions and provide the accounting policy disclosures required by ASC 235.

The Company has elected to record shipping and handling activities performed after the customer obtains control of the product as fulfillment costs.  These expenses are presented as operating expenses in the accompanying consolidated statements of operations and comprehensive loss.

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

Commitments and Contingencies

The Company accounts for contingencies in accordance with ASC 450-20, Contingencies.  Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

NOTE 3. ACQUISITIONS

Acquisition – Assets of Chopra Global, LLC

On March 3, 2023, the Company and Chopra HLCO LLC, simultaneously (i) entered into the Purchase Agreement with the Seller, and solely with respect to certain specified indemnification provisions of the Purchase Agreement, Deepak Chopra, to acquire the Purchased Assets and certain liabilities related to the Seller’s business activities involving the Chopra Business and (ii) closed the Acquisition. Following the Closing, the Purchased Assets are being held by, and the Chopra Business is being operated through, Chopra HLCO.

The consideration paid and payable by the Buyer for the Purchased Assets is the Purchase Price of up to Five Million Dollars ($5,000,000) in cash plus newly issued shares of the Company’s Common Stock. In total, the initial cash purchase amount consists of $3.5 million in cash, of which the Company has paid $2.5 million as of March 31, 2023, with the final $1 million paid in April 2023, and 1,400,000 shares of the Company’s unregistered, restricted common stock issued on Closing. Additionally, up to three (3) earnout payments of One Million Dollars ($1,000,000) in value each (the “Earnout Payments”) may be paid to the Seller, subject to and payable in accordance with earnout thresholds specified in the Purchase Agreement. Each of these Earnout Payments will be comprised of fifty percent (50%) in cash and fifty percent (50%) in shares of the Common Stock (the “Earnout Shares”). The Earnout Payments will be earned (i) for the period starting March 1, 2023 and ending December 31, 2023 if net revenue of the Chopra Business (then operated by the Buyer) exceeds Five Million Nine Hundred Thousand Dollars $5,900,000; (ii) for the calendar year ending December 31, 2024 if such net revenue exceeds $11,000,000; and (iii) for the calendar year ending December 31, 2025 if such net revenue exceeds $15,000,000. The Earnout Shares will be valued at the market price at the time of issuance based on the five-day volume weighted average price of the Common Stock prior to the last day of the applicable measurement year. If the Company is taken private or undergoes a Change of Control (as defined in the Asset Purchase Agreement), any subsequent Earnout Payment will be paid 100% in cash.   The Closing Shares are restricted securities and do not carry any registration rights that require or permit the filing of any registration statement in connection with their issuance. In accordance with the terms of a lock up/leak out agreement between the Company and Chopra Global effective as of the Closing (the “Lock Up/Leak Out Agreement”), the Closing Shares are subject to a three-year lock-up (unless released earlier as described below) from the date of the Closing (the “Lock Up”) and thereafter may be released in four equal quarterly installments beginning on the first day of the fiscal quarter beginning after the third anniversary of the Closing and on the first day of each of the next three fiscal quarters (the “Leak Out”) subject to a restricted volume of no more than three percent (3%) of the volume-weighted average trading of the Common Stock over the previous five trading days.  The Closing Shares will be released from the Lock Up, but not from the Leak Out, upon (a) the closing of an underwritten, firm commitment public offering of at least $30,000,000 of the Common Stock, (b) a Change of Control or (c) the Company’s termination of reporting under the Securities Exchange Act of 1934, as amended.

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

On March 31, 2023, a total of $2.5 million in cash consideration was paid with the remaining $1 million reflected as accounts payable, which was settled in April 2023.  The following is a summary of the estimated fair values of the assets acquired and liabilities assumed and additional information regarding the intangible assets acquired:

(Dollars in thousands)

Tangible assets acquired:
Cash	$300
Inventory	216
Accounts receivable	-
Prepaid expenses and other assets	345
Total assets acquired	861

Assumed liabilities
Contract liabilities	(2,187)
Total liabilities assumed	(2,187)
Net tangible assets/(liabilities)	(1,326)

Total liabilities acquired	(1,326)
Goodwill	5,036

Total Net asset acquired	$3,710

As of June 30, 2023, no impairment of the Company’s goodwill was required. The purchase accounting for the acquisition remains incomplete as management continues to gather and evaluate information about circumstances that existed as of the acquisition date. Under the purchase method of accounting, the total estimated purchase price as shown in the table above is net tangible and intangible assets and liabilities based on their estimated fair values as of the date of the acquisition. The pro forma adjustments included herein have been derived from the preliminary allocation of the total estimated purchase price and may be revised as additional information becomes available and as additional analyses are performed. The final allocation of the purchase price will be determined after completion of a final analysis to determine the fair values of the tangible assets, identifiable intangible assets, and liabilities as of the acquisition. Accordingly, the final purchase accounting adjustments may be materially different from the pro forma adjustments presented in this document. Increases or decreases in the fair value of the net assets may change the amount of the purchase price allocated to goodwill and other assets and liabilities. Measurement period adjustments will be recognized prospectively. The measurement period is not to exceed 12 months from the respective dates of acquisition.

Acquisition - Assets of Your Super, Inc.

On September 9, 2022, the Company (the “Buyer”) acquired from CircleUp Credit Advisers LLC (“CircleUp”), for a cash consideration of $2 million plus 1,500,000 common stock purchase warrants for exercise at $2 per share for a term of seven years, all of CircleUp’s rights and interests of all loans and loan accommodations made to Your Superfoods, Inc. and Your Super, Inc.

On September 30, 2022, the Company entered into an asset purchase agreement (the “YS Asset Purchase Agreement”) with Your Super, Inc. (“YS”), to acquire all of the rights, title and interests in and to substantially all of the assets owned by YS used in connection with the business of Your Super, Inc. The Closing took place on October 13, 2022.

The aggregate purchase price for the ownership interests of YS as stated in the YS Asset Purchase Agreement is as follows:

•

In consideration for the sale, assignment and delivery of the YS purchased assets, the Buyer (i) waived, canceled, and forgave payment by YS of the Loan Obligation and (ii) paid the aggregate purchase price for the YS purchased assets of $8 million (the “YS Purchase Price”), payable in accordance with Section 1.4(b) of the YS Asset Purchase Agreement.

•

The YS Purchase Price for the YS purchased assets was comprised of and payable as follows: At the Closing, the Buyer issued to YS 3,200,000 shares of Company Common Stock valued at $2.50 per share for an aggregate value of $8 million (the “Buyer Shares”), subject to lockup provisions. The Buyer Shares were issued according to applicable regulatory and compliance requirements, as restricted securities (as defined in Rule 144) and do not carry any registration rights.

The Company’s acquisition of the operating assets of Your Super Inc. is being accounted for as a business combination and the Company treated as one acquisition transaction.

In order to perform the purchase price allocation, the tangible and intangible assets were valued as of September 30, 2022.  The following is a summary of the estimated fair values of acquisition costs at the date of September 30, 2022:

(Dollars in thousands)

Consideration Paid – Fair Value
Debt acquisition costs – Cash		$2,000
Debt acquisition cost -1,500,000 common stock purchase warrants		34
Stock issued:
Number of Shares:	3,200,000
Value per share	$0.15
Total stock fair value		480
Total consideration		$2,513

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed and additional information regarding the intangible assets acquired at the date of September 30, 2022:

(Dollars in thousands)

Tangible assets acquired:
Cash	$363
Inventory	4,953
Accounts receivable	422
Prepaid expenses and other assets	836
Property and equipment	78
Security deposits	63
Deferred income taxes	45
Total assets acquired	6,760

Assumed liabilities
Accounts payable and accrued liabilities	(7,815)
Contract liabilities	(259)
Income tax payable	(41)
Total liabilities assumed	(8,115)
Net tangible assets/liabilities	(1,355)

Intangible assets acquired:
Goodwill	$3,868

Total Net asset acquired	$2,513

The purchase accounting for the acquisition of Your Super was concluded as of June 30, 2023.  Measurement period adjustments were recognized during the three months ended June 30, 2023 as management completed their evaluation of the acquisition.  As of June 30, 2023, the Company determined that goodwill was fully impaired and recorded impairment charges $3,868,721.

Following are the supplemental consolidated financial results of the Company, Your Superfoods, Inc., Your Superfoods BV and Your Superfoods GmbH and the assets of Chopra Global on an unaudited pro forma basis, as if the acquisitions had been consummated as of the beginning of the fiscal year 2022 (i.e., July 1, 2021):

	Year ended June 30,
	2023	2022
Revenue	$12,540	$32,462
Net income (loss)	$(523)	$(15,705)

Weighted average number of common shares used in per share calculations	50,768,533	44,001,550
Basic and Diluted Loss Per Common Share	$(0.01)	$(0.36)

Acquisition NOEO GmbH

On March 10, 2022, the Company closed a Share Purchase Agreement pursuant to which we acquired 100% of the issued and outstanding capital stock of NOEO GmbH, a German corporation, controlled by a member of our board of directors, for total consideration of $28,290 (EUR 25,000), paid on closing. NOEO has established a series of wellness products, sold direct-to-consumer focusing on adaptogenic herbs and the marketing of three key products which include joint, memory and digestive complexes taken orally derived from functional mushrooms. The acquisition is in line with the Company’s current mandate of acquiring operating wellness-focused businesses. On closing, the shares of NOEO were transferred to the Company and NOEO became a wholly owned subsidiary of the Company.

The following table sets forth the net assets as of the acquisition date:

(Dollars in thousands)	March 10, 2022

Cash and cash equivalent	$8
Inventory	8
Prepaid expenses	69
Recoverable value added tax	21
Intangible assets	68
Accounts payable and accrued liabilities	(33)
Advances and accounts payable, related party	(8)
Loan payable, related party	(158)
Net assets	(25)

Consideration: Cash purchase	28

Additions to intangible assets	$53

The purchase accounting for the acquisition of NOEO was concluded as of June 30, 2022. On June 30, 2022, the impairment tests carried out by management indicated that certain intangible assets including trademarks, trade names, brand recognition and ecommerce websites were impaired, and the Company recorded a loss on impairment of $138,366 (See Note 4).

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

(Dollars in thousands)	June 30, 2023	June 30, 2022
Computer equipment	$232	$-
Furniture and fixtures	25	-
	257	-
Less: accumulated depreciation	(220)	-
Property and equipment, net	$37	$-

Depreciation expense for the fiscal year ended June 30, 2023 was $42,722 and is included within general and administrative expense on the consolidated statements of operations and comprehensive loss. There are no assets held under capital leases.

NOTE 5. REVENUE

Disaggregation of Revenue

The following table presents the Company’s revenue, from acquisition dates to the period ended June 30, 2023, from contracts with customers, disaggregated by Company location and sales channel:

Revenue by Geographical location

(Dollars in thousands)	Acquisition Dates To June 30, 2023

US	$6,548
Europe	2,347
Total	$8,895

Revenue by product sales channel

(Dollars in thousands)	Acquisition Dates To June 30, 2023
Direct to Consumer	$5,951
Amazon	1,018
Wholesale	658
Retreat/licensing	275
Digital	993
Total	$8,895

From the acquisition dates to June 30, 2023, the Company had no customers who accounted for greater than 10% of total revenue. The Company primarily views its disaggregated revenue on a geographic basis.

Contract Liabilities

The deferred revenue balances were as follows:

(Dollars in thousands)	Acquisition Dates To June 30, 2023
Deferred revenue, as of the acquisition dates, including reward liabilities of $965 (a) and prepaid membership, licensing and retreat fees of $2,257(b)	$3,227
Decrease in reward liabilities over the period, net	(693)
Decrease in deferred revenue over the period, net (b)(c)	(192)
Deferred revenue, end of the period, including rewards liabilities of $984	2,343

(a)

The Company records a liability for outstanding loyalty points earned by customers. As of June 30, 2023, and October 13, 2022 (acquisition date of Your Super, Inc. assets), the liability for outstanding loyalty points amounted approximately $271 and $965, respectively, and is included in contract liabilities in the accompanying consolidated balance sheets.

(b)

The Company records a liability for fees collected from customers with respect to its subscription-based wellness app, retreat package sales and licensing fees which amounts are recognized when earned. As of June 30, 2023, and March 3, 2023 (acquisition date of Chopra Global assets), the liabilities for unearned revenue totaled $2,085 and $2,257, respectively, and is included in contract liabilities in the accompanying consolidated balance sheets.

(c)	As of June 30, 2023, and October 13, 2022 (acquisition date of Your Super, Inc. assets), liabilities for unearned product sales totaled $7 and $5, respectively.

Sales Returns Reserve

The Company offers a 30-day satisfaction guarantee and sales return refunds to its customers on their first order or first subscription order. The Company records a liability for estimated sales return refunds, which is based on historical returns and is included within accrued expenses on the consolidated balance sheet.

The reserve was approximately $27,769 as of June 30, 2023 and is included in other current liabilities in the accompanying consolidated balance sheets.  The Company’s sales returns reserve was comprised of the following:

(Dollars in thousands)	Acquisition Date To June 30, 2023
Balance, October 13, 2022 (acquisition date)	$28
Charges to Costs and Expenses	143
Deductions	(143)
Balance as of June 30, 2023	28

NOTE 6. ACCOUNTS RECEIVABLE, NET

Account receivable consisted of the following:

Dollars in thousands)	June 30, 2023	June 30, 2022
Accounts receivable	$270	$-
Less: allowance for doubtful accounts	(109)	-
Total	$161	$-

Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts, based on historical bad debts, was approximately $109,620 and $0 as of June 30, 2023 and June 30, 2022, respectively.

The Company’s allowance for doubtful accounts was comprised of the following:

(Dollars in thousands)
Balance, October 13, 2022 (acquisition date)	$33
Charges to Costs and Expenses	76
Deductions	-
Balance as of June 30, 2023	$109

NOTE 7. INVENTORY

The following table presents the detail of inventory:

(Dollars in thousands)	June 30, 2023	June 30, 2022
Raw material	$3,043	$-
Work-in-process	201	-
Finished goods	745	-
Inventory reserve	(1,308)	-
Total	$2,681	$-

NOTE 8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

(Dollars in thousands)	June 30, 2023	June 30, 2022
Accounts payable	$4,387	$175
Accrued payroll and related liabilities	97	27
Accrued costs for inventory	-	-
Accrual of estimated tax related expense	437	-
Accrued expenses including accruals for professional fees, marketing costs, advertising, shipping and logistics	814	54
Accrued interest expenses	100	-
Other accrued liabilities including sales tax and returns	10	-
Total accounts payable and accrued liabilities	$5,845	$256

NOTE 9. LOAN PAYABLE

On August 4, 2022, the Company and its controlled subsidiary HLCO Borrower LLC entered into a credit facility agreement (the “Credit Agreement”) with the Lenders who agreed to extend a credit facility to the Company consisting of up to $150,000,000 in accordance with the terms of the Credit Agreement in aggregate principal amount of Term Loans, the proceeds of which may be used to acquire assets that are deemed eligible by meeting certain criteria established by an administrative agent (the “Administrative Agent”) under the Credit Agreement.

Term Loans anticipated to be funded under the Credit Agreement will be in a minimum principal amount of at least $400,000, bear an annual interest rate of 12% and will mature the earlier of 12 months following the final draw down under a Term Loan and a date on which an event of default, as defined in the Credit Agreement, occurs. Term Loans will be repayable in full on their maturity dates and may be voluntarily prepaid in full (but not in part) at the option of the Company and prepaid on a mandatory basis on the sale of the assets underlying a particular Term Loan. Interest on any outstanding Term Loans will be paid monthly. The Company paid an upfront fee of $562,500 recorded as finance costs to the Administrative Agent for the benefit of the Lenders and will pay the Administrative Agent, for its own account, a quarterly fee of $12,500. Further, the Company is paying a daily rate to the Lenders in respect of undrawn funds to meet a minimum funding threshold until such time as funds drawn total $50,000,000.

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

In connection with the transactions contemplated by the Credit Agreement, the Company issued to the Administrative Agent a seven-year warrant to purchase, for its own account, up to 1,560,148 shares of the Company’s Seed Preferred Stock at an exercise price of $2.00 per share. The warrant was fully vested on issue date and was immediately expensed as financing costs (See Note 14 - Warrants).

On October 27, 2022, the Company was funded $3,000,000 under the Term Loan. During the twelve months ended June 30, 2023, the Company drew down an additional $1,873,000 under the Term Loan facility. During the year ended June 30, 2023 the Company paid $50,000 in administrative fees, an upfront fee of $562,500 and $647,038 as interest in respect to the outstanding loan balance and daily interest on undrawn funds.

NOTE 10. RELATED PARTY TRANSACTIONS

WAOW Group of Companies

In November 2021, as amended May 22, 2022 WAOW Entrepreneurship GmbH (“WAOW”) entered into a subscription agreement with the Company whereunder they agreed to purchase 2,140,000 unregistered shares of Seed Preferred stock at $2.00 per share for total proceeds of $4.28 million. During the year ended June 30, 2022 and through June 30, 2023, the Company received cumulative cash proceeds of $3.95 million in respect to the aforementioned subscription and issued 1,975,000 shares of seed preferred stock. A total of $0.33 million remains receivable with respect to the remaining 165,000 shares subscribed as of June 30, 2023.

On March 10, 2022, the Company acquired NOEO (See Note 3). At the date of the acquisition, WAOW had outstanding loans with NOEO with a remaining principal balance of EUR139,793. During the year ended June 30, 2022, WAOW advanced an additional EUR18,000 to NOEO. At June 30, 2023, the loan had a balance outstanding of $172,230 (EUR157,793) which is unsecured and accrues interest at 5% per annum, and matured on December 31, 2022. As of June 30, 2023, the loan remained in default and the Company and WAOW are currently negotiating terms of settlement.

Accrued and unpaid interest at June 30, 2023 totaled $14,263 (EUR13,068), which is reflected in accounts payable – related party on the balance sheet.

Steven Bartlett, Former Director (Flight Story Limited)

On January 10, 2022, as amended September 1, 2022, the Company entered into a services agreement with Flight Story Limited (“FSL”), a company controlled by Mr. Bartlett, a former Director of the Company, whereby FSL is providing various services to the Company.  Under the terms of the agreement, as amended, FSL is paid $30,000 per month. Further, FSL has been granted non-statutory stock options to purchase a total of 1,000,000 shares of the Company’s Common Stock of which options to purchase 300,000 shares vested on January 10, 2023, and options to purchase an additional 700,000 shares vest in accordance with certain performance-based terms.  During the year ended June 30, 2023, FSL exercised fully vested stock options for the acquisition of a total of 300,000 shares of the Company’s Common Stock for cash consideration of $300, or $0.001 per share.  During the year ended June 30, 2023, the Company recorded stock-based compensation of $594,863 in respect to the aforementioned option grant.

During the year ended June 30, 2023, under the terms of the amended contract, FSL was paid $215,675, with an additional $81,344 accrued and unpaid at June 30, 2023 for services rendered.  In addition, R Agency, a marketing company also controlled by Mr. Bartlett, was paid $120,621 during the year ended June 30, 2023, with a total of $63,000 accrued and unpaid as of June 30, 2023 for services rendered.  Director fees of $18,750 due to Mr. Bartlett as of June 30, 2023 are included in accounts payable – related party on the balance sheet.  Mr. Barlett resigned from the Board effective October 2, 2023.

Anabel Oelmann, Director (Trinity Holdings GmbH)

On March 10, 2022, the Company entered into and closed a share purchase agreement with Anabel Oelmann pursuant to which the Company acquired 100% of the issued and outstanding capital stock of NOEO GmbH, a German company (“NOEO”), involved in direct-to-consumer brand focusing on adaptogenic herbs and currently focused on three key products which include joint, memory and digestive complexes derived from mushrooms, in exchange for cash consideration of EUR25,000 ($29,800). Ms. Oelmann is a director of the Company and was the sole shareholder of NOEO. See Note 4.

At June 30, 2023, Ms. Oelmann, through her controlled corporate entity, Trinity Holdings GmbH, was owed advances totaling $3,275 (EUR3,000) by the Company’s wholly owned subsidiary, NOEO. In addition, at June 30, 2023, a total of $1,070 (EUR980) is included in accounts payable - related party, in respect to expense reimbursements owing to Ms. Oelmann.

Kay Koplovitz, Director

At June 30, 2023 director fees of $37,500 due to Ms. Koplovitz are included in accounts payable – related party.

Justin Figgins (Digital Global Ventures Limited), CFO

At June 30, 2023 consulting fees of $27,865 due to Mr. Figgins are included in accounts payable – related party.

Michael Kuech and Kristel De Groot

On October 14, 2022, Your Super HLCO LLC entered into a consulting agreement with Kristel De Groot, spouse of Michael Kuech, President of Your Super HLCO LLC, pursuant to which Ms. De Groot was appointed as Chief Brand Officer of the Company’s Your Super business on an independent contractor basis. Under this agreement, Ms. De Groot’s annual salary paid to her controlled corporation, Ganesh Ventures Ltd., will be $225,000, and upon mutually agreeable terms, Ms. De Groot will be granted options to purchase 300,000 shares of restricted common stock of the Company subject to certain vesting conditions. Ms. De Groot’s engagement may be terminated by either party with or without cause by delivering 30 days’ advance written notice.  Ms. De Groot and Mr. Kuech resigned from their respective positions as Chief Brand Officer and President, respectively, as of May 31, 2023.

On June 1, 2023, Your Super HLCO LLC entered into a likeness rights agreement with Michael Kuech and Kristel de Groot, pursuant to which Mr. Kuech and Ms. De Groot granted the Company the non-exclusive right to utilize their likeness to advertise, market and promote the Company’s products.  Under this agreement, Mr. Kuech and Ms. De Groot will be paid a monthly consulting fee of $20,000 and 1% of the Company’s monthly net revenue for a term of six months.  The agreement may be terminated prior to the expiration date by either party with or without cause by delivering 30 days’ advance written notice.

NOTE 11. STOCKHOLDERS’ EQUITY (DEFICIT)

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

Common Stock

During the year ended June 30, 2023 the Company issued a total of 3,200,000 shares of Common Stock to Your Super Inc., in respect to the acquisition of certain assets (See Note 3).

During the year ended June 30, 2023 the Company issued a total of 1,400,000 shares of Common Stock to Chopra Global, LLC, in respect to the acquisition of certain assets (See Note 3).

During the year ended June 30, 2023 the Company received $1,750,000 in cash proceeds from investors for the accumulated purchase of 875,000 shares of Common Stock at $2.00 per share.

During the year ended June 30, 2023, 300,000 stock options were exercised at $0.001 per share.

During the year ended June 30, 2023, the Company issued 2,265,000 shares of Common Stock upon conversion of 2,265,000 shares of Seed Preferred Stock.

As of June 30, 2023 and June 30, 2022, the Company has a total of 55,199,920 and 44,004,920 shares of Common Stock issued and outstanding, respectively.

Seed Preferred Stock

During the fiscal year ended June 30, 2022, the Company entered into definitive agreements with non-U.S. persons to issue a total of 5,000,000 shares of Seed Preferred stock in private transactions (the “Transactions”). Under the terms of the Transactions, the Company agreed to sell an aggregate of 5,000,000 Seed Preferred Shares at $2.00 per share for proceeds of $10,000,000. As of June 30, 2023, the Company had received total proceeds of $9,670,000 and is awaiting shortfall payments from one subscriber totaling $330,000.

During the year ended June 30, 2023, the Company entered into stock purchase agreements with two subscribers for a total of 225,000 Seed Preferred shares issued at $2.00 per share for total proceeds of $450,000.

During the year ended June 30, 2023, 2,265,000 shares of Seed Preferred Stock were converted into 2,265,000 Common Shares.

At June 30, 2023 and 2022, the Company had a total of 2,620,000 and 4,660,000 shares of Seed Preferred Stock issued and outstanding, respectively.

NOTE 12. STOCK BASED COMPENSATION

On June 10, 2022, the Company’s board of directors approved (i) The Healing Company Inc. 2022 Omnibus Equity Incentive Plan (the “2022 Plan”) and (ii) the granting, in general terms, of awards and options which were previously contractually agreed to be granted upon formal approval of the 2022 Plan (the “Awards”).

Stock Options and Stock Awards:

During fiscal years 2023 and 2022, the Company granted the following Stock options and Stock awards under its 2022 Plan:

Type	Role	Number of shares	Exercise Price /FMV	Vesting start Date	Vesting Schedule *	Term
Stock Award	Management	200,000	$3.75	04/04/2022	A	N/A
Stock Award	Executive Support	150,000	$3.75	11/27/2021	A	N/A
Stock Award	Executive	1,000,000	$3.75	09/01/2021	A	N/A
Stock Award	Executive	250,000	$3.75	09/01/2021	F	N/A
Stock Award	Advisor	250,000	$3.75	04/01/2022	G	N/A
Stock Award	Executive	75,000	$3.75	06/06/2022	D	N/A
Stock Award	Executive	30,000	$3.75	02/16/2023	D	N/A
Stock Award	Executive	600,000	$3.75	09/01/2022	L	N/A
Stock Award	Management	125,000	$3.75	05/31/2023	G	N/A
Stock Award	Management	175,000	$3.75	05/31/2023	M	N/A
Stock Award	Management	200,000	$3.75	02/06/2023	M	N/A
Stock Award	Executive	700,000	$3.75	01/23/2023	M	N/A
	Total	3,755,000

Stock Option	Management	1,000,000	$0.001	01/01/2022	A	10 years
Stock Option	Advisor	300,000	$0.001	09/01/2021	D	10 years
Stock Option	Recruitment Agency	16,250	$0.001	06/05/2022	B	10 years
Stock Option	Marketing Agency	275,000	$0.001	04/13/2022	C	10 years
Stock Option	Board Director	125,000	$0.001	12/28/2021	H	10 years
Stock Option	Board Director	125,000	$0.001	01/01/2022	H	10 years
Stock Option	Brand Strategy Advisor	125,000	$0.001	09/07/2021	I	10 years
Stock Option	IR/PR Agency	700,000	$0.001	01/10/2022	J	5 years
Stock Option	Chief Scientific Advisor	200,000	$0.001	12/28/2021	K	10 years
Stock Option	Marketing Agency	100,000	$0.001	08/01/2022	E	10 years
Stock Option	Financial Advisor	125,000	$0.001	09/01/2022	H	10 years
	Total	3,091,250

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
J.

The Option Shares shall vest with respect to 300,000 shares after one year from the date of the January 10, 2022 start date of the Services Agreement; 100,000 shares of common stock on getting to 100,000 cross-platform followers; 200,000 shares of common stock on sustained market capitalization of $200 million for a month assuming average daily trading volume (ADTV) of 100,000 shares; 200,000 shares of common stock on sustained market capitalization of $400 million for a month assuming ADTV of 100,000 shares; 200,000 shares of common stock on Nasdaq uplisting.  The Optionee exercised a total of 300,000 stock options during the quarter ended June 30, 2023.

K.	The Option Shares shall vest over a two (2) year period following the Vesting Start Date with 2% of the Option Shares vesting on each six (6) month anniversary of the Vesting Start Date.
L.	The Restricted Stock shall vest over a two (2) year period following the Vesting Start Date at 1/24 per month.
M.

The Restricted Stock shall vest over a four (4) year period following the Vesting Start Date with 25% of the Restricted Stock vesting on the one (1) year anniversary of the Vesting Start Date and thereafter will begin vesting on each monthly anniversary of the Vesting Start Date at a rate of 1/48 per month.

The following table summarizes the Company’s stock award activities:

	Number of shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Nonvested at June 30, 2021	-	$-	-
Granted	3,100,000	$3.75	1.95
Vested	(218,750)	$3.75	-
Forfeited	-	$-	-
Nonvested at June 30, 2022	2,881,250	$3.75	1.66
Granted	1,905,000	$3.75	4.00
Vested	(673,542)	$3.75	-
Forfeited	(1,745,000)*	$3.75	-
Nonvested at June 30, 2023	2,367,708	$3.75	1.31

(*) During the year ended June 30, 2023 certain employees entered into separation agreements with the Company whereunder concurrent with the effective date of the termination of their employment with the Company a cumulative 1,745,000 restricted Common Stock awards were forfeited, returned to the Company, and canceled. As a result of the forfeiture, the Company recorded $0.8 against previously expensed stock-based compensation in respect to earned and forfeit stock awards and eliminated $5.7 million of previously deferred compensation expense.

The Company recorded $2.98 million and $1.88 million as stock-based compensation expense related to stock awards during the fiscal years ended June 30, 2023 and 2022, respectively. Deferred compensation expense associated with unvested stock awards is $8.67 million as of June 30, 2023. The weighted average period over which these costs are expected to be recognized is approximately 1.31 years.

The following table summarizes the Company's stock option activities:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at June 30, 2021	-	$-	-	$-
Granted	3,166,250	$0.001	10.00	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding at June 30, 2022	3,166,250	$0.001	7.60	$-
Granted	225,000	0.001	10.00
Exercised	(300,000)	-
Cancelled	-	-
Outstanding at June 30, 2023	3,091,250	$0.001	7.73	$-
Options exercisable at June 30, 2023	1,375,250	$0.001	8.89	$-

The stock options were valued using Black-Scholes pricing model. The Black-Scholes pricing model applied the following assumptions: risk-free interest rate of 3.26%, expected term of 5 to 10 years, expected volatility of 62.49% and dividend yield of 0%.

The Company recorded $3.13 million and $3.44 million, respectively as stock based compensation expense related to its stock options for the fiscal years ended June 30, 2023 and 2022, respectively. Unamortized compensation expense associated with unvested stock options is $6.15 million as of June 30, 2023. The weighted average period over which these costs are expected to be recognized is approximately 1.09 years.

NOTE 13. WARRANTS

Warrant to Purchase Seed Preferred Stock

On August 4, 2022, in accordance with a credit facility (See Note 10) the Company initially issued to the Administrative Agent a seven-year warrant to purchase up to 1,300,123 shares of the Company’s Seed Preferred Stock at an exercise price of $2.00 per share. As an inducement for the $3.0 million loan and for a waiver of certain terms of the credit facility with respect to this loan, we issued to the Administrative Agent an amended and restated warrant increasing the number of warrant shares from 1,300,123 shares of our Seed Preferred Stock to 1,560,148 shares of this stock. The stock warrants vested immediately and were valued using the Black-Scholes pricing model. The Black-Scholes pricing model applied the following assumptions: risk-free interest rate of 2.73%, expected term of 7 years, expected volatility of 62.56% and dividend yield of 0%. The Company recorded $4.1 million as financing costs, included in professional and consulting fees, during the year ended June 30, 2023.

Warrants to purchase Seed Preferred Stock transactions are summarized as follows:

	Number of shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Recognition Period (Years)
Balance, June 30, 2022	-	$-	-
Warrants issued	1,560,148	$2.00	7.00
Warrants expired	-	$-	-
Balance, June 30, 2023	1,560,148	$2.00	6.10

Number of Warrants	Exercise Price ($)	Expiry Date
1,560,148	2.00	August 04, 2029

Warrant to Purchase Common Stock

On September 9, 2022, in conjunction with a Loan Purchase and Sale Agreement, (See Note 3) the Company issued CircleUp a warrant to purchase 1,500,000 restricted shares of the Company’s common stock at an exercise price of $2.00 per share. This warrant will begin to vest on the one-year anniversary of the closing of the purchase of the Loan with 12.5% of the Warrant amount (187,500 shares) vesting on that date and the remaining portion of the Warrant vesting in seven quarterly installments of 187,500 shares each over the next seven quarters.  Vesting of the Warrant will be accelerated upon the occurrence of a sale or merger of the Company. The Warrant will terminate on the seventh anniversary of the closing date and will be subject to customary adjustments of the warrant price and number of shares for splits, stock dividends, recapitalizations and the like. The stock warrants were valued using Black-Scholes pricing model. The Black-Scholes pricing model applied the following assumptions: risk-free interest rate of 4.25%, expected term of 3 years, expected volatility of 60% and dividend yield of 0%. The Company has valued the warrants as of the transaction date with a total value of $687,000, as part of purchase consideration. The first tranche of warrants do not initially vest until the one year anniversary of the agreement date, and therefore there is no financial impact as a result of the warrant during the year ended June 30, 2023.

On November 10, 2022, the Company issued one vendor a warrant to purchase 150,000 restricted shares of the Company’s common stock at an exercise price of $2.00 per share under certain Tri-Party Assignment and Settlement Agreement where under the outstanding balance payable of $1,077,929 was agreed to be settled by the issuance of common stock purchase warrants (the “Warrant”). This Warrant shall vest over a period of three years, pro rata on monthly basis, beginning on November 10, 2022. The Warrant will terminate on the seventh anniversary of the closing date and will be subject to customary adjustments of the warrant price and number of shares for splits, stock dividends, recapitalizations and the like. The stock warrants were valued using Black-Scholes pricing model. The Black-Scholes pricing model applied the following assumptions: risk-free interest rate of 3.89%, expected term of 7 years, expected volatility of 63.52% and dividend yield of 0%. The Company has valued the warrants as of the transaction date with a total value of $427,000 which amount was recorded as a noncash payment, and the gain on debt settlement of $650,429 recorded as other income. The Company recorded $95,000 against other current liabilities during the year ended June 30, 2023 in respect to the amortization of the vesting period of the warrant. The unamortized amount associated with unvested warrants is $333,000 as of June 30, 2023. The weighted average period over which the outstanding balance is expected to be recognized is approximately 6.37 years.

Transactions involving Warrants to purchase Common Stock are summarized as follows:

	Number of shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Recognition Period (Years)
Nonvested at June 30, 2022	-	$-	-
Granted	1,650,000	$2.00	7.00
Vested	(33,334)	-	6.62
Forfeited	-	-	-
Nonvested at June 30, 2023	1,616,666	$2.00	6.37

NOTE 14. COMMITMENTS AND CONTINGENCIES

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

Commitments

The following is a summary of the Company’s significant commitments.

(a)

Effective December 28, 2021, the Company entered into a two-year Board Advisory Agreement with Deepak Chopra LLC for services to the Advisory Board of the Company. As consideration, Deepak Chopra LLC will receive $12,500 for each fiscal quarter. Additionally, the Advisor has been granted 200,000 Non Statutory Stock options with a term of 10 years which vest as to 25% each 6 months over two years for exercise at $0.001 per share.  Further under the agreement, the Company is to make an annual donation to The Chopra Foundation for $50,000, with the first annual donation to be paid within thirty days of the date of execution of the agreement. The Company remitted the required donation in April 2022. During the year ended June 30, 2023, the Company recorded $375,000 as stock-based compensation in respect to the granted options.

(b)

On January 1, 2022, the Company entered into an independent contractor agreement with KET Consulting LLC (“KET”) to provide various marketing services, brand and go-to-market strategy and other operational services at the direction of the Board and the CEO. The contract has an initial term of 18 months and is renewable by mutual consent for a further term. Compensation is $240,000 per annum commencing January 1, 2022, payable monthly in arrears. Additionally, the Advisor has been granted 1,000,000 Non-Statutory Stock options with a term of 10 years which vest as to 25% on the one-year anniversary of January 1, 2022 and 1/36 each month thereafter, at an exercise at $0.001 per share. During the year ended June 30, 2023 the Company recorded stock based compensation of $1,175,728.  On June 30, 2023, the independent contractor agreement with KET Consulting was extended for an additional 60 days under the same terms.

(c)

On March 23, 2022, the Company entered into an agreement with Mint Performance Marketing (“Mint”) for certain marketing services including development of an e-commerce strategy, paid social media, influencer marketing, affiliate marketing and other creative services with a term of one year and fees payable within 15 days of invoice in the approximate amount of $35,000 for the identified scope of work. In addition, under the terms of the agreement Mint is entitled to a 5% share of any future Shopify s-store revenue associated with developed content, net of returns and promotions. During the year ended June 30, 2022, the founder of Mint was granted a total of 275,000 non statutory stock options, 100,000 of which vested on grant date, with a further 175,000 vesting upon the occurrence of reaching certain income targets with respect to certain direct to consumer marketing programs. During the year ended June 30, 2023, none of the conditions had been met for the additional options to vest.

(d)

On August 1, 2022, the Company entered into a Consulting Agreement with RayRos Holdings LLC for an initial term of three months, automatically renewable for three successive three-month terms, at a rate of $5,000 per month for marketing strategy and assessment and partnership development services focused on the wellness and healing sector. In addition, the Company granted a non-statutory stock option to purchase 100,000 shares of common stock, exercisable at $0.001 per share to the founder, Mr. John Hoekman, which options vest quarterly as to 25% each quarter from grant date, August 1, 2022. During the year ended June 30, 2023, the Company recorded stock-based compensation of $281,250.

(e)

On September 1, 2022, the Company entered into a consulting agreement with Lee Forster for an initial term of 24 months, with automatic successive renewals unless otherwise terminated 30 days prior to the end of the current term, whereunder Mr. Forster shall act as an advisor to the Company on financing and fundraising efforts, growth opportunities, endorsements and other corporate strategy at a rate of $3,125 per month. In addition, the Company granted a non-statutory stock option to purchase 125,000 shares of common stock, exercisable at $0.001 per share to Mr. Forster, which options vest over a two year period following the Vesting Start Date with 12.5% of the Option Shares vesting on each three month anniversary of the Vesting Start Date. During the year ended June 30, 2023 the Company recorded $192,188 as stock based compensation in respect to the aforementioned agreement.

(f)

On February 14, 2023, the Company entered into a services agreement with Peter Kash.  Under the terms of the agreement, Mr. Kash will be employed as an independent contractor in order identify growth opportunities, among other services.  The agreement has a term of two (2) years, unless earlier terminated, and provides for compensation in the form of stock options, which options shall be granted upon mutual agreement of the exercise price.  Under the terms of the option agreement Mr. Kash will be granted a total of 75,000 incentive stock options, vesting as to 1/8 each quarter from grant date. In addition, Mr. Kash shall be entitled to certain additional compensation up to an additional 225,000 stock options for each qualifying entity acquired by the Company.  At June 30, 2023, the Company and Mr. Kash have not yet determined an agreeable exercise price for the aforementioned options.

(g)

On February 14, 2023, the Company entered into a services agreement with Dr. Linda Friedland.  Under the terms of the agreement, Dr. Friedland will be employed as an independent contractor in order identify growth opportunities, among other services.  The agreement has a term of two (2) years, unless earlier terminated, and provides for compensation in the form of stock options, which options shall be granted upon mutual agreement of the exercise price.  Under the terms of the option agreement Dr. Friedland will be granted a total of 75,000 incentive stock options, vesting as to 1/8 each quarter from grant date. In addition, Mr. Kash shall be entitled to certain additional compensation up to an additional 225,000 stock options for each qualifying entity acquired by the Company.  At June 30, 2023, the Company and Dr. Friedland have not yet determined an agreeable exercise price for the aforementioned options.

NOTE 15. INCOME TAXES

The tax effect of the significant permanent differences are as follows:

(Dollars in thousands)	June 30,	June 30,
	2023	2022
Statutory income tax rate	21%	21%

Income tax recovery at statutory rate	$(4,475)	$(1,735)

Tax effect of:
Charitable contributions	-	11
Change in valuation allowance	(4,475)	(1,724)
Income tax provision	$-	$-

The significant components of deferred income tax assets and liabilities are as follows:

(Dollars in thousands)	June 30,	June 30,
	2023	2022
Deferred income tax assets

Net operating losses carried forward	$2,003	$674
Impairment of goodwill	812	-
Stock based compensation	2,574	1,119
Warrants issued as financing costs	878	-
Gross deferred income tax asset	6,267	1,793
Valuation allowance	(6,267)	(1,793)
Net deferred income tax asset	$-	$-

As of June 30, 2023, the Company had approximately $9.4 million of net operating loss carryforwards (“NOLs”) available to reduce future taxable income at various times through 2040, except for the net operating losses for the years ended June 30, 2023 and 2022 which will carryforward indefinitely, limited to 80% of each year’s taxable income. The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods are 2020-2023. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will be realized.

NOTE 16. SUBSEQUENT EVENTS

On June 30, 2023, the Company agreed to sell to Althea DRF Lifesciences Limited 1,250,000 units of common membership interest in its indirectly wholly owned subsidiary, Chopra HLCO LLC for an aggregate cash purchase price of $2,500,000, or $2.00 per unit. The transaction closed on July 20, 2023.

Also on June 30, 2023, the Company entered into an agreement to sell to DRF Althea (UK) Limited (i) 600,000 units of Membership Interest in Chopra HLCO LLC, valued at $1,200,000, or $2.00 per unit, in exchange for the intellectual property for two existing products developed by Althea UK and the future delivery of an additional three products currently in development by Althea UK and (ii) an additional 525,000 units of Membership Interest in the Company valued at $1,050,000, $2.00 per share, split into seven tranches of 75,000 units of the Membership Interest in the Company, with such tranches being issued in exchange for the future delivery to the Company by Althea UK of up to an additional seven to-be-developed IP products and with each single tranche corresponding to one IP product to be delivered to the Company, all subject to the conditions specified in the related subscription agreements. The closing of the sale of the Unrestricted Development Units and the Restricted Development Units took place on June 30, 2023. The restricted Development Units are subject to a claw back under certain circumstances.

On July 5, 2023, 1,975,000 shares of Seed Preferred stock at an issue price of $2.00 per share were converted into 1,975,000 shares of Common stock at a conversion price of $2.00 per share.

On July 6, 2023, the Company entered into a services agreement with Stray Digital for digital marketing and search engine optimization services for a term of twelve months commencing on July 15, 2023. Stray Digital will receive a monthly fee of $20,000 in each of the first three months of the engagement and $26,000 each month thereafter. In addition, Stray Digital will receive a share of all online Shopify net revenue from sales in the Unites States and Europe, and an equity grant of an option to purchase 50,000 shares of the Company’s stock.

On July 7, 2023, the Company issued 175,000 unregistered, restricted shares of Common Stock to an individual subscriber under the terms of a private placement at $2.00 per share for total proceeds of $350,000.

On July 25, 2023, the Board of Directors increased the size of the Board to seven directors and appointed Steven Barr to serve as a member of the Board.

On August 24, 2023, the Company announced a restructuring plan to reduce overhead costs by approximately 30% and eliminate workforce redundancies that resulted from the acquisitions of Your Super and Chopra earlier in the year.

As of August 30, 2023, the Washington State Department of Revenue has a tax warrant for the collection of unpaid sales taxes related to Your Superfoods, Inc. in the amount of $6,785.38. The Company has engaged a sales tax expert to file all tax returns and rectify the issue. As of the filing date, no letter has been issued to the Company stating that the lien has been lifted.

On September 7, 2023, the Company announced the appointment of biotech entrepreneurs and investors, Dr. Linda Friedland and Dr. Peter Kash, to the Company’s advisory board.

On October 2, 2023, Steven Bartlett resigned from the Company’s Board of Directors, effective as of the date of resignation.

Litigation

On or about April 12, 2023, the Company received a letter from litigation counsel to Google LLC (“Google”) that alleged that the Company’s indirectly wholly-owned subsidiary, Your Super, Inc. (“Your Super”), owed $236,423.15, plus continuing interest and fees, for advertising services rendered by Google to Your Super. After investigating Google’s allegations, Your Super negotiated and entered into a settlement agreement with Google dated July 25, 2023. Pursuant to that settlement agreement, Your Super agreed to pay Google an aggregate of $203,373 in monthly installments of $16,977.63 beginning July 31, 2023, and Your Super and Google mutually released claims against the other.

In 2019, Your Super entered into an agreement with WGST, Inc., which produces “Food Quest” with Mario and Courtney Lopez, and WGST Productions, Inc.  In or around the end of July 2023, after the original agreement had terminated, representatives of Mario Lopez contacted Your Super and alleged that Your Super was displaying the content produced for it by WGST in violation of the rights granted to Your Super under the agreement. The representatives of Mr. Lopez threatened to bring legal action against Your Super unless it made additional payment or agreed to buy new footage. A new production agreement was entered into on October 12, 2023, between the Company and WGST Productions, Inc., the successor to WGST, Inc., providing, among other things, for a full release of claims by WGST Productions, Inc., WGST, Inc., Mario and Courtney Lopez arising under the original agreement or for use of the content created under the original agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2023, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on its assessment, management concluded that, as of June 30, 2023, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2023:

Our internal controls and procedures are not effective for the following reasons:

(i)	there has been an inadequate segregation of duties consistent with control objectives,
(ii)	the Company currently has no formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process,
(iii)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and
(iv)	the Company currently does not have an inventory tracking and valuation system in place.

Management's Remediation Initiatives

As of June 30, 2023, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have a material impact on our financial results. During the course of our evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

In order to mitigate the foregoing material weakness, The Company plans to establish an Audit Committee to provide oversight of remediation efforts. Management intends to take steps to develop and enhance its internal controls over financial reporting in 2023, including:

•	Management has improved segregation of duties by engaging an advisory firm to provide additional accounting and financial reporting support, and will continue to strengthen segregation of duties;
•	Engaging an advisory firm to lead the remediation and assessment of internal controls;
•	Developing formal policies and procedures over accounting and reporting; and
•	Identifying additional information technology to improve financial reporting.

Our management plans to establish procedures to monitor and evaluate the effectiveness of our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing necessary enhancements or improvement as cash flow and working capital permits. Management expects to complete its assessment of the design and operating effectiveness of its internal controls over financial reporting during the fiscal year ended June 30, 2024. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Changes in Internal Control over Financial Reporting

During the period covered by this report, Management acquired the entity “Your Super” through a business combination in October 2022 and “Chopra” through a separate business combination in March 2023.  HLCO, Inc. fully consolidates these entities on our Financial Statements. Both entities are material to the consolidated financial statements of HLCO, Inc. Given the recent acquisitions, Management excluded Your Super and Chopra from its assessment of internal control over financial reporting for the year ending June 30, 2023.

Aside from the acquisitions of Your Super and Chopra, and their exclusion from the Management assessment over internal controls, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Simon Belsham	President, Chief Executive Officer and Director	44	January 10, 2022
Justin Figgins	Chief Financial Officer, Treasurer and Secretary	53	March 3, 2023
Kay Koplovitz	Director, Chairperson of the Board	78	March 23,2022
Anabel Oelmann	Director	26	January 10, 2022
Ameeth Sankaran	Director	46	May 26, 2023
Steven Barr	Director	58	July 25, 2023

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Simon Belsham, President, Chief Executive Officer and Director

Simon’s career has been focused on unlocking the opportunities of consumer technology and retail amidst evolving consumer behaviors. Simon recently joined as CEO for The Healing Company, where he and the founding team have a vision to inspire and lead the way to a healthier world through the most effective alternative healing methods. This is following a 20+ year career as a general manager building and leading consumer tech businesses across the US, UK, Europe and Asia. He has been CEO and President of a variety of businesses from start-up (Ocado, Fetch.co.uk, Equinox Media, notonthehighstreet.com) to e-commerce divisions of the largest companies in the world (Jet.com / Walmart, Tesco.com). Most recently Simon served as President of Equinox Media in New York, November 2019 through September 2021, where he helped start and lead the development of a pioneering digital fitness and wellness platform, Equinox+ and the SoulCycle at-home bike. For the period May 2015 through September 2017 Simon was CEO of notonthehighstreet.com, based in London, UK an online marketplace for small create businesses, and thereafter from the end of 2017 through October 2019 Simon served as President of Jet.com, a US-based ecommerce company, post-acquisition by Walmart. Simon is passionate about mental and physical wellness, protecting nature, building community and sustainability. He has travelled and / or worked in more than 80 countries across all 7 continents and believes that business has an opportunity (and ultimately a responsibility) for enabling development of a fairer, more just and sustainable society. Simon holds an MA from the University of Cambridge, UK and an MBA from the Harvard Business School.

Justin Figgins, Treasurer, Secretary and Chief Financial Officer

Mr. Figgins, age 53, has served as the Company's Head of Strategy and M&A since May 2021. He is a digital pioneer having led Rightmove Plc’s LSE listing on the London stock exchange and U.S. unicorn Thrasio’s international expansion strategy. Previously, he was Executive Vice President and Chief Commercial Officer of cxLoyalty International, an international digital loyalty company, where he expanded the business into Africa, South America and EMEA. Prior to joining cxLoyalty, Mr. Figgins was the Managing Director of the Overseas business at Rightmove Plc from 2005 to 2008 and Director of Corporate Development at Cendant Europe Ltd from 2003 to 2005.  In addition, Mr. Figgins held the positions of Vice President of TMT Investment Banking at Commerzbank from 2000 to 2003 in London and Vice President of Corporate Development at Prudential Financial from 1992 to 2000 based in New York. Mr. Figgins, who is a British citizen, graduated from the University of Rochester in 1992 (B.A. Economics & Political Science), and Cornell University in 2000 (M.B.A.).

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

Ameeth Sankaran, Director

Since January 2017, Mr. Sankaran has served as Chief Executive Officer of Religion of Sports, an Emmy Award winning Media company co-founded by Tom Brady, Michael Strahan and Gotham Chopra, built on the thesis that sports are religion. The company produces content focused on a single narrative of ‘Why Sports Matter’ to explore themes such as, for example, greatness and human potential. Since 2017, Religion of Sports has produced content across media, from short-form video to audio to feature films and has won multiple awards including a Sports Emmy. Ameeth is an Executive Producer of Tom vs. Time, Greatness Code, Stephen vs. the Game, Man in the Arena, and the Crushed podcast among others. Mr. Sankaran also served as an advisor to 2M Companies LLC (“2M”), from 2017 to 2019 and was a Partner at 2M from 2013 to 2016. Prior to that, Ameeth was a Principal at The Boston Consulting Group where he worked from 2005 to 2013. Mr. Sankaran earned a Bachelor of Science degree in Mechanical Engineering from The University of Texas at Austin in 1999 and an MBA in Finance and Management from Columbia Business School in 2005. Ameeth has been engaged for more than 15 years as a strategy consultant and a private equity investor.

Steven Barr, Director

Mr. Barr has served as a partner and board member of Biome Capital Partners and related entities since June 2021. From November 2020 to July 2022, Mr. Barr served as President and Chief Financial Officer at iFIT Health and Fitness. From 1992 to September 2020, Mr. Barr served at PwC in various leadership capacities, including as a partner from 1998, and most recently as the Global and US Consumer Markets Leader. For the past 25 years Mr. Barr has served on the boards of numerous leading nonprofit organizations. From 1988 to 1992, Mr. Barr served as a senior associate at KPMG. Since 1992 Mr. Barr has been licensed as a Certified Public Accountant in the State of Ohio. In 1988 Mr. Barr earned his Bachelor of Science in Accounting from the University of Mount Union.

Identification of Significant Employees

We have no significant employees outside our executive management team including our CEO and CFO.

Family Relationships

Ms. Oelmann’s spouse, Wanja Oberhof, is a greater than 10% shareholder of the Company, as the control person of Ingenious Investments AG and WAOW Entrepreneurship GmbH.

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

We have drafted a Code of Ethics but have not motioned it for adoption because we were in the midst of reshaping our Board that would advise on such policies. Specifically, Poonacha Machiaiah and Steven Bartlett resigned from the Board and the Company added Steve Barr and Ameeth Sankaran. We plan to adopt a Code of Ethics shortly after filing.

Insider Trading Policy

We intend to have our board of directors adopt an insider trading policy to promote compliance with federal and state securities laws that prohibit certain persons who are aware of material nonpublic information about a company from (i) trading in securities of that company, or (ii) providing material nonpublic information to other persons who may trade on the basis of that information.

We have drafted an Insider Trading policy but have not motioned it for adoption because we were in the midst of reshaping our Board that would advise on such policies. Specifically, Poonacha Machiaiah and Steven Bartlett resigned from the Board and the Company added Steve Barr and Ameeth Sankaran. We plan to adopt the policy shortly after filing.

Committees of the Board of Directors

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our Company have any written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our current board of directors.

Our Company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assess all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our president at the address appearing on the first page of this Annual Report on Form 10-K.

Audit Committee and Audit Committee Financial Expert

The board of directors has not yet formed an audit committee and its members currently perform the functions of an audit committee.  We believe our board member Steven Barr has sufficient experience and educational credentials to be considered an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Mr. Barr is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We currently do not have formal nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our directors do not believe that it is necessary to have such committees because they believe the functions of such committees can currently be adequately performed by the members of our board of directors.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the compensation paid by the Company to the following persons:

(a)	its principal executive officer;

(b)	each of the Company's two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2023 and 2022; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as the Company's executive officer at the end of the years ended June 30, 2023 and 2022.

No disclosure is provided for any named executive officer, other than the Company's principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	FYE June 30	Salary ($)	Bonus ($)	Stock Award ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Simon Belsham President, CEO, Director [1]
	2023	405,650	None	937,500	None	None	None	None	1,343,150
	2022	246,770	75,000	778,253	None	None	None	None	1,100,023
Justin Figgins, CFO, Treasurer, Secretary Director [2]	2023	None	None	1,087,072	None	None	None	$301,640	1,388,713
	2022	None	None	None	None	None	None	None	None
	2023	207,692	None	1,067,851	None	None	None	69,230	$1,344,774
Amit Kapur, Former CFO, Treasurer, Secretary Director [3]	2022	17,308	None	80,265	None	None	None	None	97,573

[1]

Mr. Belsham was appointed CEO, President and a Director on January 10, 2022.  Mr. Belsham is entitled to an annual salary of $400,000 for the first two years (starting from September 7, 2021) and $500,000 in the third year, with a signing bonus of $75,000 and an annual bonus of up to $100,000 and $200,000 in year two. In addition, Mr. Belsham was issued 1,000,000 shares of restricted common stock subject to a restricted stock award agreement in fiscal 2022 which vests on the one year anniversary as to 25% and 1/36 each month thereafter.  The vested portion of the stock award totaled $937,500 in the fiscal year ended June 30, 2023, which was recorded as stock-based compensation expense.

[2]

Mr. Figgins was appointed CFO, Treasurer, and Corporate Secretary on an interim basis, effective March 3, 2023.  Mr. Figgins is compensated through payment to his controlled corporate entity, Digital Global Ventures Limited whereunder he is paid a consulting fee of $25,000 per month and reimbursement of applicable out of pocket costs. In addition, Mr. Figgins was issued a total of 600,000 shares of restricted Common Stock, subject to a restricted stock award agreement, whereby 25% of such award vested quarterly over the first 12 months, with a vesting commencement date of September 1, 2022.  The vested portion of this stock award totaled $930,822 in the fiscal year ended June 30, 2023, which was recorded as stock-based compensation expense.

[3]	Mr. Amit Kapur was appointed CFO, Secretary, Treasurer and a Director on June 6, 2022. Mr. Kapur’s position was terminated on February 21, 2023.

Employment Contracts and Termination of Employment and Change in Control Arrangements

Simon Belsham

On November 27, 2021, as amended, September 1, 2022 the Company entered into a two-year employment agreement with Simon Belsham whereby Mr. Belsham was engaged by the Company to provide certain management services and to accept the appointment of Chief Executive Officer, President and Director immediately upon the board of directors making such appointment. The agreement provides for annual compensation of $400,000 in years one and two (beginning from September 7, 2021) and $500,000 per annum in year three, a $75,000 signing bonus (which amount was paid during the six months ended December 31, 2021) and for the first calendar year completed during Mr. Belsham’s employment an annual bonus, with a maximum pay-out opportunity of one hundred thousand dollars ($100,000). During the second calendar year completed the annual bonus has a maximum pay-out opportunity of two hundred thousand dollars ($200,000). Further, under the terms of the employment agreement, as amended, Mr. Belsham has been issued a total 1,000,000 shares of restricted common stock, subject to a restricted stock award agreement, whereby 25% of such award vests on the one-year anniversary of September 1, 2021, and 1/36th each month thereafter, for which the Company has recorded stock-based compensation expense of $937,500 in the year ended June 30, 2023.

Justin Figgins

On February 21, 2023, the Company appointed Justin E. Figgins, the Company’s Head of Strategy and M&A, as the Company’s Chief Financial Officer, Treasurer, and Corporate Secretary on an interim basis, until such time as the Company’s board of directors appoints his successor. In his capacity as interim Chief Financial Officer, Mr. Figgins shall also serve as the principal financial officer of the Company.  Mr. Figgins receives a consulting fee of $25,000 per month in addition to the reimbursement of applicable out-of-pocket costs, paid to his controlled corporate entity, Digital Global Ventures Limited.  Mr. Figgins was issued a total of 250,000 shares of restricted Common Stock, subject to a restricted stock award agreement, whereby 25% of such award vested quarterly over the first 12 months, with a vesting commencement date of September 1, 2021.  During the year ended June 30, 2023, a total of $156,250 was expensed as stock-based compensation in respect to this award. As of June 14, 2023, Mr. Figgins was issued a total of 600,000 shares of restricted Common Stock, subject to a restricted stock award agreement, whereby the award vests monthly over a two-year period commencing on September 1, 2022.  During the year ended June 30, 2023, a total of $930,822 was expensed as stock-based compensation in respect to this award.

Amit Kapur

On June 2, 2022, Mr. Amit Kapur entered into an at-will offer of employment whereunder he was appointed Chief Financial Officer with an annual base salary of $300,000. Under the terms of the agreement Mr. Kapur was eligible for discretionary annual bonuses as determined by the board of directors payable 75 days following the end of each calendar year. Further Mr. Kapur was issued a total of 1,250,000 shares of restricted common stock, subject to a restricted stock award agreement, whereby 25% of such award vests on the one-year anniversary of June 6, 2022, and 1/36th each month thereafter.

On February 21, 2023, the Company entered into a Separation Agreement and Release of Claims with Mr. Kapur (the “Separation Agreement”), pursuant to which Mr. Kapur’s employment with the Company as Chief Financial Officer and roles as Treasurer and Secretary of the Company terminated effective March 3, 2023 (the “Separation Date”). Mr. Kapur’s original employment agreement provided that he may receive severance, at the rate of his current base salary, for three months following his termination if he is terminated other than for cause or for breaching the terms of his employment agreement, subject to, among other conditions, his execution of a release of claims in a form provided by the Company.  Under the terms of the Separation Agreement, (a) Mr. Kapur agreed (i) to a general release of claims and covenant not to sue in favor of the Company and (ii) to be available following the Separation Date, upon the Company’s request, to consult with the Company upon certain matters concerning it or its clients; and (b) the Company agreed (i) to provide Mr. Kapur with severance for three months at his current base salary rate and (ii) to an amendment of his restricted stock award agreement such that 75,000 shares of the restricted stock would vest on the day immediately before the Separation Date.  A total of 1,175,000 stock awards issued to Mr. Kapur were forfeited, returned to treasury and canceled as of June 30, 2023.  The Company recorded stock-based compensation expense of $1,067,851 in respect to Mr. Kapur’s stock awards for the year ended June 30, 2023.

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

Stock Options and Stock Awards:

During fiscal years 2023 and 2022, the Company granted the following Stock options and Stock awards under its 2022 Plan:

Type	Role	Number of shares	Exercise Price /FMV	Vesting start Date	Vesting Schedule *	Term
Stock Award	Management	200,000	$3.75	04/04/2022	A	N/A
Stock Award	Executive Support	150,000	$3.75	11/27/2021	A	N/A
Stock Award	Executive	1,000,000	$3.75	09/01/2021	A	N/A
Stock Award	Management	250,000	$3.75	09/01/2021	F	N/A
Stock Award	Advisor	250,000	$3.75	04/01/2022	G	N/A
Stock Award	Executive	75,000	$3.75	06/06/2022	D	N/A
Stock Award	Executive	30,000	$3.75	02/16/2023	D	N/A
Stock Award	Executive	600,000	$3.75	09/01/2022	L	N/A
Stock Award	Management	125,000	$3.75	05/31/2023	G	N/A
Stock Award	Management	175,000	$3.75	05/31/2023	M	N/A
Stock Award	Management	200,000	$3.75	02/06/2023	M	N/A
Stock Award	Executive	700,000	$3.75	01/23/2023	M	N/A
	Total	3,755,000

Stock Option	Management	1,000,000	$0.001	01/01/2022	A	10 years
Stock Option	Advisor	300,000	$0.001	09/01/2021	D	10 years
Stock Option	Recruitment Agency	16,250	$0.001	06/05/2022	B	10 years
Stock Option	Marketing Agency	275,000	$0.001	04/13/2022	C	10 years
Stock Option	Board Director	125,000	$0.001	12/28/2021	H	10 years
Stock Option	Board Director	125,000	$0.001	01/01/2022	H	10 years
Stock Option	Brand Strategy Advisor	125,000	$0.001	09/07/2021	I	10 years
Stock Option	IR/PR Agency	700,000	$0.001	01/10/2022	J	5 years
Stock Option	Chief Scientific Advisor	200,000	$0.001	12/28/2021	K	10 years
Stock Option	Marketing Agency	100,000	$0.001	08/01/2022	E	10 years
Stock Option	Financial Advisor	125,000	$0.001	09/01/2022	H	10 years
	Total	3,091,250

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
J.

The Option Shares shall vest with respect to 300,000 shares after one year from the date of the January 10, 2022 start date of the Services Agreement; 100,000 shares of common stock on getting to 100,000 cross-platform followers; 200,000 shares of common stock on sustained market capitalization of $200 million for a month assuming average daily trading volume (ADTV) of 100,000 shares; 200,000 shares of common stock on sustained market capitalization of $400 million for a month assuming ADTV of 100,000 shares; 200,000 shares of common stock on Nasdaq uplisting.  The Optionee exercised a total of 300,000 stock options during the quarter ended June 30, 2023.

K.	The Option Shares shall vest over a two (2) year period following the Vesting Start Date with 2% of the Option Shares vesting on each six (6) month anniversary of the Vesting Start Date.
L.	The Restricted Stock shall vest over a two (2) year period following the Vesting Start Date at 1/24 per month.
M.

The Restricted Stock shall vest over a four (4) year period following the Vesting Start Date with 25% of the Restricted Stock vesting on the one (1) year anniversary of the Vesting Start Date and thereafter will begin vesting on each monthly anniversary of the Vesting Start Date at a rate of 1/48 per month.

Aggregated Options Exercised in Last Two Fiscal Years

During the year ended June 30, 2023, stock options to acquire 300,000 shares of Company Common Stock were exercised at $0.001 per share for cash proceeds of $300 and a total of 300,000 shares of unregistered, restricted common stock were issued to Flight Story Limited, a company controlled by former director, Steven Bartlett.

There were no options exercised during the year ended June 30, 2022 by any officer or director of the Company.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the Company’s stock award activities:

	Number of shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Nonvested at June 30, 2021	-	$-	-
Granted	3,100,000	$3.75	1.95
Vested	(218,750)	$3.75	-
Forfeited	-	$-	-
Nonvested at June 30, 2022	2,881,250	$3.75	1.66
Granted	1,905,000	$3.75	4.00
Vested	(673,542)	$3.75	-
Forfeited	(1,745,000)*	$3.75	-
Nonvested at June 30, 2023	2,367,708	$3.75	1.31

(*) Certain employees entered into separation agreements with the Company whereunder concurrent with the effective date of the termination of their employment with the Company a cumulative 1,745,000 restricted Common Stock awards were forfeited, returned to the Company and canceled.

The following table summarizes the Company's stock option activities:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at June 30, 2021	-	$-	-	$-
Granted	3,166,250	$0.001	10	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding at June 30, 2022	3,166,250	$0.001	7.60	$-
Granted	225,000	$0.001	10.00	-
Exercised	(300,000)	0.001	-	-
Cancelled	-	-	-	-
Outstanding at June 30, 2023	3,091,250	$0.001	7.73	$-
Options exercisable at June 30, 2023	1,375,625	$0.001	8.89	$-

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception to June 30, 2021. During the fiscal years ended June 30, 2022 and 2023, we entered into the following compensation agreements with certain of our current directors.

On July 16, 2021, the Company entered into a Board Services Agreement with Poonacha Machaiah, in relation to his appointment to the board of directors of the Company. Under the terms of the agreement, Mr. Machaiah will receive an annual fee of $37,500 commencing January 1, 2022, paid in equal monthly installments over 12 months. Additionally, he was granted non incentive stock options to purchase 125,000 shares of our common stock with an exercise price of $0.001 per share, vesting over a two (2) year period following the Vesting Start Date (December 28, 2021) with 12.5% of the option shares vesting on each three (3) month anniversary of the Vesting Start Date. During the year ended June 30, 2023, Mr. Machaiah was paid $12,500 under the terms of his contract and the Company recorded stock-based compensation expense of $230,625 in respect to 93,750 vested stock options.  Mr. Machaiah resigned from the board of directors on May 2, 2023.

On February 16, 2022, the Company entered into a Board Services Agreement with Steven Bartlett effective January 1, 2022, whereunder Mr. Bartlett will receive an annual fee of $37,500 paid in equal monthly installments over 12 months.  Additionally, he was granted non incentive stock options to purchase 125,000 shares of our common stock with an exercise price of $0.001 per share, vesting over a two (2) year period following the Vesting Start Date (January 1, 2022) with 12.5% of the option shares vesting on each three (3) month anniversary of the Vesting Start Date. During the year ended June 30, 2023, Mr. Bartlett was paid $37,500 under the terms of his contract and the Company recorded stock-based compensation expense of $230,625 in respect to 93,750 vested stock options.  Mr. Bartlett resigned from the board of directors effective October 2, 2023.

On March 23, 2022, the board of directors approved a Board Services Agreement and appointed Kay Koplovitz to the board of directors as Chairman of the board of directors effective April 1, 2022. Under her agreement, Ms. Koplovitz is paid an annual fee of $50,000 for director’s services, payable quarterly, in arrears, as long as she continues to fulfill her duties and provide the requisite services under her agreement. As further retainer payment for Ms. Koplovitz’s provision of services, the Company granted to Ms. Koplovitz options to purchase 250,000 shares of our common stock at an exercise price of $0.001 per share as determined by an independent 409A valuation. The shares underlying this option vest ratably over the two (2) year period commencing on September 1, 2021 as follows: 1/8th of the total shares shall vest each quarter, such that 100% of the shares shall be vested as of the second anniversary of the Vesting Start Date, provided that Ms. Koplovitz is still a director for the Company on each such vesting date. During the year ended June 30, 2023, the Company recorded a total of $468,750 in respect to 156,250 vested options.

On May 26, 2023, the Company entered into a Board of Directors Services Agreement with Ameeth Sankaran pursuant to which the Company agreed to pay Mr. Sankaran an annual fee of $37,500 for serving on the board of directors, to be paid in 12 equal monthly installments, and to grant Mr. Sankaran a Restricted Stock Award consisting of, in the aggregate, one hundred and twenty-five thousand (125,000) shares of common stock of the Company. The Company will reimburse Mr. Sankaran for reasonable out-of-pocket expenses.  During the year ended June 30, 2023, Mr. Sankaran was paid $3,125 under the terms of his contract and the Company recorded stock-based compensation expense of $19,264.

On May 31, 2023, the Company entered into a Board of Directors Services Agreement with Steven Barr pursuant to which the Company agreed to pay Mr. Barr an annual fee of $37,500 for serving on the board of directors, to be paid in 12 equal monthly installments, and to grant Mr. Barr a Restricted Stock Award consisting of an aggregate of one hundred twenty-five thousand (125,000) shares of common stock of the Company. The Company will reimburse Mr. Barr for reasonable out-of-pocket expenses.  During the year ended June 30, 2023, Mr. Barr was paid $3,125 under the terms of his contract.

On July 25, 2023, the Company entered into a Board of Directors Services Agreement with Anabel Oelmann pursuant to which the Company agreed to pay Ms. Oelmann an annual fee of $37,500 for serving on the board of directors, to be paid in 12 equal monthly installments. The Company will reimburse Ms. Oelmann for reasonable out-of-pocket expenses.  During the year ended June 30, 2023, Ms. Oelmann was paid $37,500 under the terms of her contract.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board or a committee thereof.

Compensation Committee

The Company currently does not have a compensation committee of the board of directors. The board of directors as a whole determines executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 16, 2023, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. Information below is based on a total of 57,474,920 shares of Common Stock and 645,000 shares of Seed Preferred Stock, issued and outstanding.  Unless otherwise noted below, the address of each person listed on the table is C/O The Healing Company Inc. at 135 W 50th Street, 2nd Floor, NY, NY 10020.

Name and Address of Beneficial Owner	Title of Class(1)	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Simon Belsham, Chief Executive Officer and Director (2)	Common	3,500,000	6.09%
Justin Figgins, Chief Financial Officer, Treasurer and Secretary (3)	Common	919,000	1.60%
Kay Koplovitz, Director, Chairman of the Board (4)	Common	250,000	0.43%
Anabel Oelmann, Director (5)	Common	22,201,192	38.63%
Ameeth Sankaran, Director (6)	Common	125,000	0.22%
Steven Barr, Director (7)	Common	125,000	0.22%
Directors and Officers as a group	Common	27,120,192	47.19%

Greater than 5% holders
Ingenious Investments AG(5) Bodmerweg 92, 8807 Freienbach Switzerland AND	Common	22,201,192	38.63%
WAOW Entrepreneurship GMBH (5) Gormannstrabe 22, Berlin, Germany
Stanford Technologies 1 LLC (8) 22 El Paseo Santa Barbara, CA 93101-2230	Common	5,519,667	9.60%
All 5%+ Shareholders	Common	27,720,859	48.23%

TOTAL	Common	32,639,859	56.79%

71

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 10, 2023. As of October 10, 2023, there were 57,474,920 shares of our company’s common stock issued and outstanding.

(2)	Includes 1,000,000 restricted stock awards issued September 27, 2022, of which 520,833 are fully vested as of September 30, 2023, with the remaining shares vesting as to 1/36 each month.
(3)	Includes 600,000 restricted stock awards issued September 1, 2022, of which 375,000 are fully vested as of September 30, 2023, with the remaining shares vesting as to 1/24 each month.
(4)	Includes 250,000 restricted stock awards issued September 27, 2022, of which 187,500 are fully vested as of September 30, 2023, with the remaining shares vesting as to 1/8 each quarter.
(5)

Shares are held jointly by Anabel Oelmann and her spouse, Wanja Oberhof, control person of Ingenious Investments AG and WAOW Entrepreneurship GMBH.  6,000,000 shares are held indirectly by Trinity Holdings GmbH, a company controlled by Anabel Oelmann.  13,176,192 shares are held indirectly by Ingenious Investments AG and 1,975,000 shares are held indirectly by WAOW Entrepreneurship GMBH.  Mr. Oberhof is the direct owner of 1,050,000 common shares and has the right to acquire a further 340,000 seed preferred shares upon payment of $680,000 which has not yet been acquired.

(6)	Includes 125,000 restricted stock awards issued May 26, 2023, of which 15,625 are fully vested as of September 30, 2023, with the remaining shares vesting as to 1/8 each quarter.
(7)	Includes 125,000 restricted stock awards issued July 25, 2023, of which 1/8 vest each quarter commencing July 27, 2023.
(8)	The control person is Demetri Argyyropoulos.

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

Company Transactions with Related Parties

The Company has entered into related party transactions as follows:

WAOW Group of Companies

During the fiscal year ended June 30, 2021, WAOW Entrepreneurship GmbH ("WAOWE") acquired certain shares of common stock of the Company in a series of private transactions with AVCG and Mr. Jeffrey Taylor, our former officer and director. Subsequently, in November 2021, as amended May 22, 2022 WAOWE entered into a subscription agreement with the Company whereunder they agreed to purchase 2,140,000 unregistered shares of Seed Preferred stock at $2.00 per share for total proceeds of $4,280,000. During the year ended June 30, 2022, the Company received cash proceeds of $3.6 million in respect to the aforementioned subscription and issued 1.8 million shares of seed preferred stock.  A total of $680,000 remains payable in respect to a further 340,000 shares subscribed for.

During the year ended June 30, 2022, a company affiliated with WAOWE, WAOW Advisory Group GmbH (“WAOW”) assumed amounts owing to AVCG in the amount of $29,999 and advanced a further $402,467 to the Company which amount was repaid in full prior to June 30, 2022.

On March 10, 2022, the Company acquired NOEO. At the date of the acquisition, WAOW had outstanding loans with NOEO with a remaining principal balance of EUR139,793.  At June 30, 2023, the loan had a balance outstanding of $172,230 (EUR157,793) which is unsecured and accrues interest at 5% per annum, and matured on December 31, 2022. As of June 30, 2023, the loan remained in default and the Company and WAOW are currently negotiating terms of settlement.  Accrued and unpaid interest at June 30, 2023 totaled $14,263 (EUR13,068), which is reflected in accounts payable – related party on the balance sheet.

Simon Belsham, CEO and director

On September 1, 2022, the Company's CEO, Simon Belsham, acquired 2.5 million shares of the Company's common stock in a private secondary stock purchase transaction with Ingenious Investments AG, a corporation controlled by Wanja Oberhof, and greater than 10% shareholder, for consideration of $0.001 per share, or $2,500, as determined by a 409A valuation report.

Anabel Oelmann, director

On March 10, 2022, the Company entered into and closed a share purchase agreement with Anabel Oelmann pursuant to which the Company acquired 100% of the issued and outstanding capital stock of NOEO GmbH, a German company (“NOEO”), involved in direct-to-consumer brand focusing on adaptogenic herbs and currently focused on three key products which include joint, memory and digestive complexes derived from mushrooms, in exchange for cash consideration of EUR25,000 (USD$29,800). Ms. Oelmann is a director of the Company and was the sole shareholder of NOEO.  Ms. Oelmann’s spouse, Wanja Oberhof, is a greater than 10% shareholder of the Company, as the control person of Ingenious Investments AG and WAOW Entrepreneurship GmbH.

At June 30, 2023, Ms. Oelmann, through her controlled corporate entity, Trinity Holdings GmbH, was owed advances totaling $3,275 (EUR3,000) by the Company’s wholly owned subsidiary, NOEO. In addition, at June 30, 2023, a total of $1,070 (EUR980) is included in accounts payable - related party, in respect to expense reimbursements owing to Ms. Oelmann.

Director Independence

We currently act with five directors on our board of directors: Kay Koplovitz (Chairperson), Simon Belsham, Anabel Oelmann,  Ameeth Sankaran and Steven Barr. We have determined that Kay Koplovitz, Ameeth Sankaran and Steven Barr are “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

For purposes of determining director independence, the Company has applied the definitions set out in Nasdaq Rule 5605(a)(2).  The OTC Markets QB tier on which our Common Stock is quoted does not have any director independence requirements.  The Nasdaq definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  According to the Nasdaq definition, neither Jeffery Taylor nor Michael Rountree are considered an independent director of the Company.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Our current independent registered public accounting firm for the fiscal years ended June 30, 2023 and 2022 is RBSM, LLP of New York, New York. The aggregate fees billed or to be billed for the most recently completed fiscal years ended June 30, 2023 and 2022 for professional services rendered by the principal accountant for the audit of its annual consolidated financial statements and review of the financial statements included in its quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year ended:	June 30, 2023	June 30, 2022
Audit Fees	$55,000	$55,725
Audit Related Fees	36,000	-
Tax Fees	-	-
All Other Fees	-	-
Total	$91,000	$55,725

The Company's board of directors pre-approves all services provided by its independent auditors. All of the above services and fees were reviewed and approved by the Board either before or after the respective services were rendered.

The Company's board of directors has considered the nature and amount of fees billed by its independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining its independent auditors' independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit
(3)	Articles of Incorporation and Bylaws
3.1

Certificate of Amendment filed with the Nevada Secretary of State on October 7, 2021, including Amended and Restated Articles of Incorporation. (incorporated by reference to our Annual Report on Form 10-K filed on October 12, 2022)

3.2	Amended and Restated Bylaws adopted October 7, 2021 (incorporated by reference to our Annual Report on Form 10-K filed on October 12, 2022)
3.3	Certificate of Amendment filed with the Nevada Secretary of State on July 19, 2022 (incorporated by reference to our Current Report on Form 8-K filed on July 25, 2022)
3.4	Certificate of Amendment filed with the Nevada Secretary of State on April 26, 2023 (incorporated by reference to our Current Report on Form 8-K filed on April 25, 2023)
(4)	Instruments defining the rights of securities holders
4.1	2022 Omnibus Incentive Plan (incorporated by reference to our Current Report on Form 8-K filed on July 12, 2022)
(10)	Material Contracts
10.2	Engagement Agreement between the Company and Administrative Services LLC dated November 1, 2021, (incorporated by reference to our Quarterly Report on Form 10 Q filed on February 22, 2022)
10.3	Employment Agreement between the Company and Kelly Zuar dated November 15, 2021. (incorporated by reference to our Quarterly Report on Form 10 Q filed on February 22, 2022)
10.4	Employment Agreement between the Company and Simon Belsham dated November 27, 2021, (incorporated by reference to our Quarterly Report on Form 10 Q filed on February 22, 2022)
10.5	Board Advisor Agreement between the Company and Deepak Chopra LLC, (incorporated by reference to our Quarterly Report on Form 10 Q filed on February 22, 2022)
10.6	Independent Contractor Agreement between the Company and KET Consulting LLC dated January 1, 2022. (incorporated by reference to our Quarterly Report on Form 10 Q filed on February 22, 2022)
10.7	Services Agreement between the Company and Flight Story Limited dated January 10, 2022. (incorporated by reference to our Quarterly Report on Form 10 Q filed on February 22, 2022)
10.8	Services Agreement between the Company and R Agency dated February 7, 2022. (incorporated by reference to our Quarterly Report on Form 10 Q filed on February 22, 2022)
10.10	Purchase and Transfer Agreement between the Company and Anabel Oelmann dated March 10, 2022(incorporated by reference to our Current Report on Form 8-K filed on March 15, 2022).
10.11	Form of Seed preferred Subscription agreement (incorporated by reference to our Current Report on Form 8-K filed on March 15, 2022)
10.12	Board Service Agreement between the Company and Kay Koplovitz, (incorporated by reference to our Form 10-Q filed on May 25, 2022)
10.14	Consulting Agreement between the Company and RayRos Holdings LLC dated August 1, 2022 (incorporated by reference to our Annual Report on Form 10-K filed on October 12, 2022)
10.15

Credit Agreement dated August 4, 2022 by and among the Registrant, HLCO Borrower, LLC and certain other persons party thereto  (incorporated by reference to our Annual Report on Form 10-K filed on October 12, 2022)

10.16	Guarantee and Collateral Agreement between the Company and the Lender (incorporated by reference to our Annual Report on Form 10-K filed on October 12, 2022)
10.17	Pledge Agreement between the Company and the Lender (incorporated by reference to our Annual Report on Form 10-K filed on October 12, 2022)
10.18	Guaranty between the Company and the Lender (incorporated by reference to our Annual Report on Form 10-K filed on October 12, 2022)
10.19	Master Escrow Agreement between the Company and the Lender (incorporated by reference to our Annual Report on Form 10-K filed on October 12, 2022)
10.20	Collateral Assignment of Purchase Agreement between the Company and the Lender (incorporated by reference to our Annual Report on Form 10-K filed on October 12, 2022)
10.21	Collateral Assignment of Servicing Agreement between the Company and the Lender (incorporated by reference to our Annual Report on Form 10-K filed on October 12, 2022)
10.22	Warrant Agreement (incorporated by reference to our Annual Report on Form 10-K filed on October 12, 2022)
10.23

Loan Purchase and Sale Agreement dated September 9, 2022, by and between The Healing Company Inc. and CircleUp Credit Advisors LLC  (incorporated by reference to our Current Report on Form 8-K filed on September 9, 2022)

10.24	Amendment to Simon Belsham Employment Agreement dated September 1, 2022 (incorporated by reference to our Annual Report on Form 10-K filed on October 12, 2022)
10.25	Amendment to Services Agreement between the Company and Flight Story Limited dated September 1, 2022 (incorporated by reference to our Annual Report on Form 10-K filed on October 12, 2022)
10.26	Consulting agreement between the Company and Lee Forster dated September 1, 2022 (incorporated by reference to our Annual Report on Form 10-K filed on October 12, 2022)
10.27	Form of Agreement, Restricted Stock Award (incorporated by reference to our Annual Report on Form 10-K filed on October 12, 2022)
10.28	Form of Stock Option agreement under the 2022 Omnibus Plan (incorporated by reference to our Annual Report on Form 10-K filed on October 12, 2022)
10.29	Form of Stock Option agreement, outside 2022 Omnibus Plan (incorporated by reference to our Annual Report on Form 10-K filed on October 12, 2022)

75

10.30

Asset Purchase Agreement, dated as of October 13, 2022, by and among The Healing Company Inc., HLCO Borrower, LLC, Your Super, Inc., and Shareholder Representative Services LLC (incorporated by reference to our Current Report on Form 8-K filed on October 18, 2022)

10.31	Form of Employment Agreement by and between Your Super HLCO LLC and Michael Kuech (incorporated by reference to our Current Report on Form 8-K filed on October 18, 2022)
10.32	Form of Consulting Agreement by and between Your Super HLCO LLC and Kristel De Groot (incorporated by reference to our Current Report on Form 8-K filed on October 18, 2022)
10.33	Form of Subscription Agreement for Seed Preferred Shares (incorporated by reference to our Current Report on Form 8-K filed on October 27, 2022)
10.34	Supplement to Guarantee and Collateral Agreement dated as of August 4, 2022 between Your Super HLCO LLC and Westmount Group, LLC (incorporated by reference to our Form 10-Q filed on October 15, 2022)
10.35	Limited Waiver to Credit Agreement originally dated August 4, 2022, as of October 27, 2022 (incorporated by reference to our Form 10-Q filed on October 15, 2022)
10.36	Separation Agreement and Release of Claims, dated February 21, 2023, between the Company and Amit Kapur (incorporated by reference to our Current Report on Form 8-K filed on February 27, 2023)
10.37	Amendment to Restricted Stock Award Agreement, dated February 21, 2023, between the Company and Amit Kapur (incorporated by reference to our Current Report on Form 8-K filed on February 27, 2023)
10.38

Asset Purchase Agreement, dated as of March 3, 2023, by and among the Company, Chopra HLCO and Chopra Global, LLC, and solely with respect to indemnification provisions, Deepak Chopra (incorporated by reference to our Current Report on Form 8-K filed on March 7, 2023)

10.39	Lock Up/Leak Out Agreement, dated as of March 3, 2023, by and between the Company and Chopra Global, LLC (incorporated by reference to our Current Report on Form 8-K filed on March 7, 2023)
10.40	License Agreement, effective as of March 3, 2023, by and among the Company, Chopra HLCO and Chopra Global, LLC (incorporated by reference to our Current Report on Form 8-K filed on March 7, 2023)
10.41

Assignment and Assumption Agreement, effective as of March 3, 2023, by and among the Company, Chopra HLCO and Chopra Global, LLC (incorporated by reference to our Current Report on Form 8-K filed on March 7, 2023)

10.42	Bill of Sale, dated as of March 3, 2023, of Chopra Global, LLC (incorporated by reference to our Current Report on Form 8-K filed on March 7, 2023)
10.43	Subscription Agreement dated June 30, 2023 by and between Chopra HLCO LLC and Althea DRF Lifesciences Limited (incorporated by reference to our Current Report on Form 8-K filed on July 7, 2023)
10.44	Subscription Agreement dated June 30, 2023 by and between Chopra HLCO LLC and DRF Althea (UK) Limited (incorporated by reference to our Current Report on Form 8-K filed on July 7, 2023)
10.45	Put Option Agreement dated June 30, 2023 by and between The Healing Company Inc. and Althea DRF Lifesciences Limited (incorporated by reference to our Current Report on Form 8-K filed on July 7, 2023)
10.46	Put Option Agreement dated June 30, 2023 by and between The Healing Company Inc. and DRF Althea (UK) Limited (incorporated by reference to our Current Report on Form 8-K filed on July 7, 2023)
10.47

Intellectual Property Assignment Transfer Agreement dated June 30, 2023 by and between The Healing Company Inc. and DRF Althea (UK) Limited (incorporated by reference to our Current Report on Form 8-K filed on July 7, 2023)

10.50	Board of Directors Services Agreement with Ameeth Sakaran dated May 26, 2023 (incorporated by reference to our Current Report on Form 8-K filed on July 7, 2023)
10.51	Board of Directors Services Agreement with Steven Barr dated July 25, 2023 (incorporated by reference to our Current Report on Form 8-K filed on July 31, 2023)
21.1*	List of subsidiaries
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
(32)	Section 1350 Certifications
32.1#*	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2#*	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(101)	Interactive Data Files
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Healing Company Inc.

Dated: October 23, 2023	/s/ Simon Belsham
Simon Belsham
President, Chief Executive Officer, and Director

Dated: October 23, 2023	/s/ Justin Figgins
Justin Figgins
Chief Financial Officer, Treasurer and Secretary

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Kay Koplovitz	Chair of the Board	October 23, 2023
Kay Koplovitz

/s/ Simon Belsham	Director	October 23, 2023
Simon Belsham

/s/ Anabel Oelmann	Director	October 23, 2023
Anabel Oelmann

/s/ Ameeth Sankaran	Director	October 23, 2023
Ameeth Sankaran

/s/ Steven Barr	Director	October 23, 2023
Steven Barr

/s/ Simon Belsham	Chief Executive Officer and Director	October 23, 2023
Simon Belsham	(principal executive officer)

/s/ Justin Figgins	Chief Financial Officer	October 23, 2023
Justin Figgins	(principal financial and accounting officer)

