Form 10-Q
period 2023-09-30
Healing Co Inc.
filed 2023-11-20
CIK 1441082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to ____________

Commission file number 000-56551

THE HEALING COMPANY INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2862618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 W 50th Street, 2nd Floor, New York, New York	10020
(Address of principal executive offices)	(Zip Code)

(866) 241-0670

Registrant’s telephone number

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 17, 2023, the Issuer had 58,194,920 common shares issued and outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Healing Company Inc.

Condensed Consolidated Balance Sheets

(Stated in U.S. Dollars)

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	June 30,
	2023	2023
		(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,420	$1,503
Accounts receivable, net	222	161
Prepaid expenses	1,292	1,309
Inventory, net	2,009	2,681
Advances to vendors	9	12
Other current assets	1,894	1,951
Total Current Assets	6,846	7,617

Property and equipment	93	37
Goodwill	5,055	5,036
Security deposits	1	2
Deferred income tax	78	79
Total Assets	$12,073	$12,771

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$5,417	$5,845
Accounts payable - related party	237	243
Contract liabilities	2,088	2,343
Loan	4,965	5,014
Loan payable - related party	167	172
Advances payable - related party	3	3
Other current liability	857	893
Sales tax payable	161	178
Income tax payable	41	42
Total Current Liabilities	13,936	14,733

Total Liabilities	13,936	14,733

Stockholders’ Deficit
Seed Preferred Shares - 10,000,000 authorized, $0.001 par value, of which 645,000 and 2,620,000 are issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	1	3
Common Shares - 290,000,000 authorized, $0.001 par value, 57,474,920 and 55,199,920 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	57	55
Additional Paid-in Capital	32,350	27,823
Accumulated Deficit	(34,381)	(29,900)
Other Comprehensive Income	110	57
Total Stockholders’ Deficit	(1,863)	(1,962)
Total Liabilities and Stockholders’ Deficit	$12,073	$12,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Healing Company Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Stated in U.S. Dollars)

(in thousands, except share and per share amounts)

(Unaudited)

	For The Three Months Ended
	September 30,
	2023	2022
Revenue	$3,091	$-
Cost of revenue	1,470	-
Gross profit	1,621	-

Operating expenses
Advertising and marketing	909	-
General and administrative	2,656	2,249
Professional and consulting fees	1,309	4,057
Management fees	332	370
Total operating expenses	5,206	6,676

Loss from operations	(3,585)	(6,676)

Other expense	(654)	-
Interest expense	(220)	(604)
Foreign currency loss	(22)	-
Total Other expense	(896)	(604)

Provisions for income taxes	-	-

Net loss	$(4,481)	$(7,280)

Other comprehensive income	111	12
Foreign currency translation adjustment	(1)	-
Comprehensive loss	$(4,371)	$(7,268)

Basic and Diluted Loss per Common Share	$(0.08)	$(0.16)

Weighted average number of common shares used in Basic and Diluted per share calculations	57,387,420	44,125,572

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

  The Healing Company Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

 (Stated in U.S. Dollars)

(in thousands, except share and per share amounts)

(Unaudited)

								Total
					Additional	Other		Stockholders'
	Seed Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance June 30, 2023	2,620,000	$3	55,199,920	$55	$27,823	$57	$(29,900)	$(1,962)
Investment at Chopra subsidiary	-	-	-	-	2,500	-	-	2,500
Shares issued under private placement	-	-	175,000	-	350	-	-	350
Shares issued under stock awards	-	-	125,000	-	-	-	-	-
Conversion of Seed Preferred to Common stock	(1,975,000)	(2)	1,975,000	2	-	-	-	-
Vesting warrants under debt settlement	-	-	-	-	563	-	-	563
Stock based compensation - stock awards	-	-	-	-	800	-	-	800
Stock based compensation - stock options	-	-	-	-	314	-	-	314
Loss for the period	-	-	-	-	-	-	(4,481)	(4,481)
Foreign currency translation	-	-	-	-	-	53	-	53
Balance September 30, 2023	645,000	$1	57,474,920	$57	$32,350	$110	$(34,381)	$(1,863)

								Total
					Additional	Other		Stockholders'
	Seed Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance June 30, 2022	4,660,000	$5	44,004,920	$44	$14,653	$7	$(8,591)	$6,118
Shares issued under stock awards	-	-	3,700,000	4	(4)	-	-	-
Stock based compensation on stock awards	-	-	-	-	1,033	-	-	1,033
Stock based compensation on stock options	-	-	-	-	795	-	-	795
Warrants issued as financing cost	-	-	-	-	3,628	-	-	3,628
Loss for the periods	-	-	-	-	-	-	(7,280)	(7,280)
Foreign currency translation	-	-	-	-	-	11	-	11
Balance September 30, 2022	4,660,000	$5	47,704,920	$48	$20,105	$18	$(15,871)	$4,305

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Healing Company Inc.

Condensed Consolidated Statements of Cash Flows

 (Stated in U.S. Dollars)

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,481)	$(7,280)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	10	-
Stock based compensation	1,114	1,828
Vesting warrants under debt settlement	563	3,628
Foreign currency gain	111	-
Change in deferred income taxes	1	-
Changes in operating assets and liabilities:
Vendor cash advances	3	-
Prepaid expenses	17	(101)
Accounts receivable	(61)	-
Other current assets	57	-
Sales tax payable	(17)	-
Inventories	672	-
Accounts payable and accrued expenses	(465)	108
Accounts payable related party	(6)	29
Contract liabilities	(274)	-

Net Cash used in operating activities	(2,756)	(1,788)

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets – loan acquired as part of acquisition	-	(2,000)
Refund on trademark registration	-	2
Security deposits	1	-
Purchases of property and equipment	(66)	-
Net Cash used in investing activities	(65)	(1,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Common stock	350	-
Proceeds from investment at Chopra subsidiary	2,500	-
Payments of loan payable	(49)	-
Payments of loan payable - related parties	(5)	-
Net Cash provided by financing activities	2,796	-

Foreign Exchange Effect on Cash	(58)	-

DECREASE IN CASH	(83)	(3,786)
CASH AT BEGINNING OF PERIOD	1,503	6,492
CASH AT END OF PERIOD	$1,420	$2,706

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$220	$-
Taxes Paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION
Warrants issued as financing costs	$-	$3,628
Common stock awards issued as deferred compensation	$469	$11,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Healing Company Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amount)

September 30, 2023

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

On September 9, 2022, the Company entered into a loan purchase and sale agreement (the “Agreement”) with CircleUp Credit Advisors LLC (“Circle Up”) pursuant to which the Company agreed to purchase from CircleUp all loans and loan accommodations (the “Loan” and the obligations thereunder the “Loan Obligations”) made by the CircleUp to Your Superfoods, Inc. and Your Super, Inc. (together, “Your Super Company”). Pursuant to the terms of the Agreement, as consideration for purchase of the Loan, the Company made a cash payment of $2,000 to the CircleUp and issued to CircleUp a warrant to purchase 1,500,000 restricted shares of the Company’s common stock. This warrant began to vest on September 9, 2023 being the one-year anniversary of the closing of the purchase of the Loan with 12.5% of the Warrant amount (187,500 shares) vesting on that date and the remaining portion of the Warrant vesting in seven quarterly installments of 187,500 shares each over the next seven quarters. Vesting of the Warrant will be accelerated upon the occurrence of a sale or merger of the Company. The Warrant will terminate on September 9, 2029 being the seventh anniversary of the closing date and will be subject to customary adjustments of the warrant price and number of shares for splits, stock dividends, recapitalizations and the like.

On March 3, 2023, the Company and Chopra HLCO LLC, a Delaware limited liability company and indirect wholly owned subsidiary of the Company (“Chopra HLCO”) (collectively the “Buyer”) entered into and consummated an Asset Purchase Agreement (the “Purchase Agreement”) with Chopra Global, LLC, a Delaware limited liability company (the “Seller”), and solely with respect to certain specified indemnification provisions of the Purchase Agreement, Deepak Chopra, the majority member of the Seller, to acquire (the “Acquisition”) certain assets of the Seller (the “Purchased Assets”) and certain liabilities related to the Seller’s business activities involving Chopra Global Digital, Chopra Global Licensing and Chopra Global Products assets (these business activities are referred to herein as the “Chopra Business”). Following the closing of the acquisition, the Purchased Assets are held by, and the Chopra Business is operated through, Chopra HLCO.

The aggregate consideration paid and payable by the Buyer for the Purchased Assets (the “Purchase Price”) consists of up to $5,000 in cash plus newly issued shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). $1,000 of the cash portion of the Purchase Price was paid to the Seller on March 3, 2023, along with the issuance to the Seller of One Million Four Hundred Thousand (1,400,000) shares of Common Stock (the “Closing Shares”). A deferred cash payment of $2,500 was paid to the Seller prior to March 31, 2023.  In addition, the Seller may receive certain Earnout payments of up to $3,000 by way of cash and shares upon certain terms and conditions.

Basis of Presentation

The (a) unaudited condensed consolidated balance sheets as of September 30, 2023, and as of June 30, 2023 , which has been derived from audited consolidated financial statements, and (b) the unaudited condensed consolidated statements of operations, stockholders’ deficit and cash flows of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2023 are not necessarily indicative of results that may be expected for the year ending June 30, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended June 30, 2023, filed with the Securities and Exchange Commission (“SEC”) on October 23, 2023.

All amounts referred to in the notes to the unaudited condensed consolidated financial statements are in United States Dollars ($) unless stated otherwise.

Going Concern

The Company had a working capital deficit of $7,090 on September 30, 2023. During the year ended June 30, 2022, the Company entered into private placement subscription agreements to raise a total of $10,000 by the sale of seed preferred stock at $2.00 per share, of which the Company has collected $9,660 with $340 remaining to be collected.  During the three months ended September 30, 2023, the Company issued additional shares of common stock at $2.00 per share for total proceeds of $2,850, all of which has been collected to date.

The Company commenced operations in the wellness sector initially through the acquisition of NOEO and more recently with the acquisition of the Your Super and Chopra Business assets. During the year ended June 30, 2023, the Company entered into a credit agreement with certain lenders (the “Lenders”) who agreed to extend a credit facility to the Company consisting of up to $150,000 in accordance with the terms of the agreement in aggregate principal amount of term loan commitments (the “Term Loans”)), the proceeds of which may be used to acquire assets that are deemed eligible by meeting certain criteria. To date, the Company has been funded $4,870 under the terms of this agreement to facilitate the purchase of operating assets.  The continuation of the Company as a going concern is dependent upon the ability to attain profitable operations from the Company’s existing and planned future business operations and sufficient financing to carry out those plans. If the Company is unable to obtain adequate capital as needed, or conduct revenue generating operations, the Company may be required to reduce the scope, delay, or eliminate some or all of its existing and planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation

The consolidated financial statements include the accounts of The Healing Company and its 100% controlled subsidiaries, NOEO GmbH, NOEO, Inc., HLCO Borrower LLC, Your Super HLCO, LLC, and Chopra HLCO LLC. All significant intercompany balances and transactions have been eliminated. “The Healing Company”, the “Company”, “we”, “our” or “us” is intended to mean The Healing Company, including the subsidiaries indicated above, unless otherwise indicated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of its assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and the Company includes any revisions to its estimates in its results for the period in which the actual amounts become known. Significant estimates in the period include the preliminary purchase price allocation with respect to the acquisition of the assets and liabilities of the Chopra Business, the allowance for doubtful accounts on accounts and other receivables, inventory allowance and impairment, valuation and useful lives of fixed assets, valuation of common stock and stock warrants, stock option valuations, imputed interest on due to related parties, and deferred tax valuation allowance.

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

Net Loss per Common Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

The table below reflects the potentially dilutive securities at the end of each reporting period.

	September 30, 2023	June 30, 2023
Seed Preferred stock (Convertible to Common stock 1:1)	645,000	2,620,000
Seed Preferred warrants (Convertible to Common stock 1:1)	1,560,148	1,560,148
Common stock warrants	1,650,000	1,650,000
Stock options	3,091,250	3,091,250
Total	6,946,398	8,921,398

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

Cash and cash equivalents

The Company defines cash and cash equivalents as highly liquid investments with original maturities of 90 days or less at the time of purchase. The Company also considers amounts in transit from payment processors for customer credit card and debit card transactions to be cash and cash equivalents. At September 30, 2023 and June 30, 2023, the Company’s cash and cash equivalents consisted primarily of cash held in checking accounts, and payment in transit from payment processors for customer credit card and debit card transactions. As of September 30, 2023 and June 30, 2023, cash and cash equivalents was $1,420 and $1,503, respectively.

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

The Company currently has bank deposits with financial institutions in the U.S. which exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250, so there were cumulative uninsured balances of $1,170 and $1,253 in the parent and its US based subsidiaries as of September 30, 2023 and June 30, 2023, respectively. There were no uninsured bank deposits with a financial institution outside the U.S. All uninsured bank deposits are held at high quality credit institutions.

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

Translation of amounts from Euro into US$ have been made at the following exchange rates for the periods ended September 30, 2023 and June 30, 2023:

	September 30, 2023	June 30, 2023
Period-end Euro: US$ exchange rate	$1.0573	$1.0915
Period-average Euro: US$ exchange rate	$1.0880	$1.0459

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated, at the rate on the date of the transaction and included in the results of operations as incurred.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated net of an allowance for doubtful accounts. When management becomes aware of circumstances that may decrease the likelihood of collection to a point where a receivable is no longer probable of being collected, it records an allowance against amounts due, which reduces the receivable to the amount that management reasonably believes will be collected. For all other customers, management determines the adequacy of the allowance based on historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss associated with specific accounts. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2023 and June 30, 2023, the allowance for doubtful accounts amounted to $104 and $110, respectively.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair market value of the net assets acquired on October 13, 2022 and March 3, 2023, respectively. The Company has implemented the Business Combinations Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other. Goodwill is deemed to have an indefinite life, and is not amortized but is subject to, at a minimum, an annual impairment test.

The Company tests goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. For the fiscal year ended June 30, 2023, the Company recorded impairment of goodwill of $3,869.  There was no impairment during the three months ended September 30, 2023.

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

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets for impairment, other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. The Company had no long-lived asset impairments as of September 30, 2023 and June 30, 2023, respectively.

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

There were no contract assets at September 30, 2023 and June 30, 2023.

Contract Liabilities

Deferred revenue, a contract liability, primarily consists of arrangement consideration collected in advance of order fulfillment and unsatisfied obligations related to outstanding loyalty points. The Company expects that the majority of the revenue deferrals recorded at the balance sheet date will be recognized as revenue in the next 12 months as performance obligations are satisfied, in accordance with ASC 606, Revenue from Contracts with Customers. Sales taxes collected from customers and remitted to government authorities are excluded from revenue and deferred revenue. Ownership passes to customers upon shipment. Deferred revenue represents amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. Also included in contract liabilities is the value of loyalty points with respect to the Company’s loyalty program described below. The value of these contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue as customers use their rewards points.

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

The Company’s total contract liability balance was $2,088 at September 30, 2023, of which $318 relates to the liability for outstanding loyalty points for Your Super and $1,770 relates to customer subscription deposits with respect to membership fees from the Chopra Meditation & Wellbeing app (“Chopra App”) which are collected in advance and amortized over the one (1) year term of the membership, advances on retreat packages and prepaid licensing fees.

The Company’s total contract liability balance was $2,343 at June 30, 2023, of which $212 related to the liability for outstanding loyalty points for Your Super and $1,345 related to customer subscription deposits with respect to membership fees from the Chopra App.

Fair Value Measurements

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, contracts receivable, accounts payable and accrued liabilities, contracts receivable recourse, deferred revenue, debt and a capital lease obligation. The carrying value of the Company’s financial instruments approximate fair value.

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

When a customer purchases a product from the Company, ownership of the product transfers to them at the point of shipment and the Company has an enforceable right to payment for the product sold at that time. Accordingly, the customer has control of the product purchased from the Company starting at the point of shipment. The risk of loss or damage during shipment resides exclusively with the shipping carrier and the Company assumes no obligation for loss or damage of product while in transit to the customer. As a result of this change in terms of sale, the Company recognizes revenue, including shipping revenue, when performance obligations are satisfied through the transfer of control of promised goods to the Company’s customers, which is at the point of shipment.  Sales are recorded net of returns, discounts, and any taxes collected from customers and remitted to government authorities.

The Company generates revenues from a diversified mix of e-commerce activities with the majority of revenue earned through e-commerce direct sales to consumer.  The Company’s e-commerce activities include the sale of organic nutritional superfood powder mixes online, through the Company’s website YourSuper.com, and sales of the Chopra wellbeing line available at Chopra.com. During the three months ended September 30, 2023, the Company’s direct to consumer sales of products accounted for 60% of total revenue.

In addition, the Company records revenue from the sale of memberships to the Chopra App.  Revenues from the membership are collected in advance and recognized over the term of the membership.  Finally, the Company records net revenue in the form of commissions with respect to sales of attendance at its wellness retreats at various US based locations.  Revenue for wellness retreats is deferred upon purchase and recognized at the time of the event with the transfer of services to the customer.

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

Product Warranties

The Company’s provision for estimated future warranty costs is based upon the historical relationship of warranty claims to sales. Based upon historical sales trends and warranties, it has been concluded that no warranty liability is required as of September 30, 2023 and June 30, 2023. To date, product allowance and returns have been minimal and, based on experience, the Company believes that product returns will continue to be minimal.

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

Business Segments

The Company uses the “management approach” to identify its reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. Using the management approach, the Company determined that it has three operating segments: Ecommerce sales of wellness products, sales of memberships to the Chopra App and operation of its wellness focused retreats.

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

NOTE 3. ACQUISITIONS

Acquisition – Assets of Chopra Global, LLC

On March 3, 2023, the Company and Chopra HLCO LLC, entered into and consummated the Purchase Agreement with the Seller, and solely with respect to certain specified indemnification provisions of the Purchase Agreement, Deepak Chopra, to acquire the Purchased Assets and certain liabilities related to the Seller’s business activities involving the Chopra Business. Following the closing of the Acquisition, the Purchased Assets are held by, and the Chopra Business is operated through, Chopra HLCO.

The aggregate consideration paid and payable by the Buyer for the Purchased Assets is the Purchase Price of up to $5,000 in cash plus newly issued shares of the Company’s Common Stock. In total, the initial cash purchase amount consists of $3,500 in cash, of which the Company has $2,500 as of March 31, 2023 and $1,000 in April 2023, and issued 1,400,000 shares of the Company’s unregistered, restricted common stock issued. Additionally, up to three earnout payments of $1,000 in value each (the “Earnout Payments”) may be paid to the Seller, subject to and payable in accordance with earnout thresholds specified in the Purchase Agreement. Each of these Earnout Payments will be comprised of fifty percent (50%) in cash and fifty percent (50%) in shares of the Common Stock (the “Earnout Shares”). The Earnout Payments will be earned (i) for the period starting March 1, 2023 and ending December 31, 2023 if net revenue of the Chopra Business (then operated by the Buyer) exceeds $5,900; (ii) for the calendar year ending December 31, 2024 if such net revenue exceeds $11,000; and (iii) for the calendar year ending December 31, 2025 if such net revenue exceeds $15,000. The Earnout Shares will be valued at the market price at the time of issuance based on the five-day volume weighted average price of the Common Stock prior to the last day of the applicable measurement year. If the Company is taken private or undergoes a Change of Control (as defined in the Purchase Agreement), any subsequent Earnout Payment will be paid 100% in cash. The Closing Shares are restricted securities and do not carry any registration rights that require the filing of any registration statement in connection with their issuance. In accordance with the terms of a lock up/leak out agreement between the Company and Chopra Global effective as of the closing of the Acquisition (the “Lock Up/Leak Out Agreement”), the Closing Shares are subject to a three-year lock-up (unless released earlier as described below) from the date of the closing (the “Lock Up”) and thereafter may be released in four equal quarterly installments beginning on the first day of the fiscal quarter beginning after the third anniversary of the Closing and on the first day of each of the next three fiscal quarters (the “Leak Out”) subject to a restricted volume of no more than three percent (3%) of the volume-weighted average trading of the Common Stock over the previous five trading days.  The Closing Shares will be released from the Lock Up, but not from the Leak Out, upon (a) the closing of an underwritten, firm commitment public offering of at least $30,000 of the Common Stock, (b) a Change of Control or (c) the Company’s termination of reporting under the Securities Exchange Act of 1934, as amended.

The Company’s acquisition of the operating assets of the Chopra Business is being accounted for as a business combination.  To perform the purchase price allocation, the tangible and intangible assets were valued as of March 1, 2023. The following is a summary of the estimated fair values of acquisition costs at the date of March 1, 2023:

(Dollars in thousands)

Consideration Paid – Fair Value
Acquisition costs – Cash		$3,500
Stock issued:
Number of Shares issued:	1,400,000
Value per share	$0.15
Total stock fair value		210
Total consideration		$3,710

As of September 30, 2023, a total of $3,500 in cash consideration was paid.  The following is a summary of the estimated fair values of the assets acquired and liabilities assumed and additional information regarding the intangible assets acquired:

(Dollars in thousands)

Tangible assets acquired:
Cash	$289
Inventory	216
Prepaid expenses and other assets	345
Total assets acquired	850

Assumed liabilities
Contract liabilities	(2,195)
Total liabilities assumed	(2,195)
Net tangible assets/(liabilities)	(1,345)

Total liabilities acquired	(1,345)
Goodwill	5,055

Total Net asset acquired	$3,710

As of September 30, 2023, no impairment of the Company’s goodwill was required. The purchase accounting for the acquisition remains incomplete as management continues to gather and evaluate information about circumstances that existed as of the acquisition date. Under the purchase method of accounting, the total estimated purchase price as shown in the table above is net tangible and intangible assets and liabilities based on their estimated fair values as of the date of the acquisition. The pro forma adjustments included herein have been derived from the preliminary allocation of the total estimated purchase price and may be revised as additional information becomes available and as additional analyses are performed. The final allocation of the purchase price will be determined after completion of a final analysis to determine the fair values of the tangible assets, identifiable intangible assets, and liabilities as of the acquisition. Accordingly, the final purchase accounting adjustments may be materially different from the pro forma adjustments presented in this document. Increases or decreases in the fair value of the net assets may change the amount of the purchase price allocated to goodwill and other assets and liabilities. Measurement period adjustments will be recognized prospectively. The measurement period is not to exceed 12 months from the respective dates of acquisition.

Acquisition - Assets of Your Super, Inc.

On September 9, 2022, the Company acquired from CircleUp, for cash consideration of $2,000 and 1,500,000 common stock purchase warrants with an exercise price of $2.00 per share and a term of seven years, all of CircleUp’s rights and interests of all loans and loan accommodations made to Your Super Company.

On September 30, 2022, the Company entered into an asset purchase agreement (the “YS Asset Purchase Agreement”) with Your Super, Inc. (“YS”), to acquire all of the rights, title and interests in and to substantially all of the assets owned by YS used in connection with the business of YS. The Closing took place on October 13, 2022.

Consideration for the assets of YS was comprised of forgiveness of the Loan Obligation and $8,000 paid in 3,200,000 shares of Company Common Stock valued at $2.50 per share, subject to lockup provisions.

The Company’s acquisition of the operating assets of YS is being accounted for as a business combination and the Company treated as one acquisition transaction.

To perform the purchase price allocation, the tangible and intangible assets were valued as of September 30, 2022.  The following is a summary of the estimated fair values of acquisition costs at the date of September 30, 2022:

(Dollars in thousands)

Consideration Paid – Fair Value
Debt acquisition costs – Cash		$2,000
Debt acquisition cost -1,500,000 common stock purchase warrants		34
Stock issued:
Number of Shares:	3,200,000
Value per share	$0.15
Total stock fair value		480
Total consideration		$2,514

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed and additional information regarding the intangible assets acquired at the date of September 30, 2022:

(Dollars in thousands)

Tangible assets acquired:
Cash	$363
Inventory	4,953
Accounts receivable	422
Prepaid expenses and other assets	836
Property and equipment	78
Security deposits	63
Deferred income taxes	45
Total assets acquired	6,760

Assumed liabilities
Accounts payable and accrued liabilities	(7,814)
Contract liabilities	(259)
Income tax payable	(41)
Total liabilities assumed	(8,114)
Net tangible assets/liabilities	(1,354)
Goodwill	3,868

Total Net asset acquired	$2,514

The purchase accounting for the acquisition of Your Super was concluded as of June 30, 2023.  As of June 30, 2023, the Company determined that goodwill was fully impaired and recorded impairment charges $3,868.

Following are the supplemental consolidated financial results of the Company, Your Superfoods, Inc., Your Superfoods BV and Your Superfoods GmbH and the assets of Chopra Global on an unaudited pro forma basis, as if the acquisitions had been consummated as of the beginning of the fiscal year 2022 (i.e., July 1, 2021):

	Three Months Ended September 30,
	2023	2022
Revenue	$2,614	$2,635
Net income (loss)	$(803)	$(467)

Weighted average number of common shares used in per share calculations	57,387,420	44,125,572
Basic and Diluted Loss Per Common Share	$(0.01)	$(0.01)

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

(Dollars in thousands)	September 30, 2023	June 30, 2023
Computer equipment	$299	$232
Furniture and fixtures	25	25
	324	257
Less: accumulated depreciation	(231)	(220)
Property and equipment, net	$93	$37

Depreciation expense for the three months ended September 30, 2023 and 2022 was $11 and $0, respectively, and is included within general and administrative expense on the consolidated statements of operations and comprehensive loss. There are no assets held under capital leases.

NOTE 5. REVENUE

Disaggregation of Revenue

The following table presents the Company’s revenue for the three months ended September 30, 2023 from contracts with customers, disaggregated by Company location and sales channel:

Revenue by Geographical location:

(Dollars in thousands)	September 30, 2023

US	$2,431
Europe	660
Total	$3,091

Revenue by product sales channel:

(Dollars in thousands)	September 30, 2023
Direct to Consumer	$1,841
Amazon	262
Wholesale	122
Retreat/licensing	152
Digital	714
Total	$3,091

For the three months ended September 30, 2023, the Company had no customers who accounted for greater than 10% of total revenue. The Company primarily views its disaggregated revenue on a geographic basis.  There was no revenue for the three months ended September 30, 2022.

Contract Liabilities

The deferred revenue balances were as follows:

(Dollars in thousands)	Three Months Ended September 30, 2023
Deferred revenue, June 30, 2023	$2,343
Decrease in reward liabilities over the period, net (a)	(12)
Decrease in deferred revenue over the period, net (b)(c)	(242)
Deferred revenue, September 30, 2023	$2,088

(a)

The Company records a liability for outstanding loyalty points earned by customers. As of September 30, 2023 and June 30, 2023, the liability for outstanding loyalty was approximately $259 and $271, respectively, and is included in contract liabilities in the accompanying consolidated balance sheets.

(b)

The Company records a liability for fees collected from customers with respect to its subscription-based wellness app, retreat package sales and licensing fees which amounts are recognized when earned. As of September 30, 2023 and June 30, 2023, the liabilities for unearned revenue totaled $1,792 and $2,065, respectively, and is included in contract liabilities in the accompanying consolidated balance sheets.

(c)	As of September 30, 2023 and June 30, 2023, liabilities for unearned product sales totaled $37 and $7, respectively.

Sales Returns Reserve

The Company offers a 30-day satisfaction guarantee and sales return refunds to its customers on their first order or first subscription order. The Company records a liability for estimated sales return refunds, which is based on historical returns and is included within accrued expenses on the consolidated balance sheet.

The reserve was approximately $14 and $28 as of September 30, 2023 and June 30, 2023, respectively, and is included in other current liabilities in the accompanying consolidated balance sheets.  The Company’s sales returns reserve was comprised of the following:

(Dollars in thousands)	Three Months Ended September 30, 2023
Balance as of June 30, 2023	$28
Charges to Costs and Expenses	15
Deductions	(29)
Balance as of September 30, 2023	$14

NOTE 6. ACCOUNTS RECEIVABLE, NET

Account receivable consisted of the following:

Dollars in thousands)	September 30, 2023	June 30, 2023
Accounts receivable	$326	$270
Less: allowance for doubtful accounts	(104)	(109)
Total	$222	$161

Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts, based on historical bad debts, was approximately $104 and $110 as of September 30, 2023 and June 30, 2023, respectively.

The Company’s allowance for doubtful accounts was comprised of the following:

(Dollars in thousands)	Three Months Ended September 30, 2023
Balance, June 30, 2023	$109
Charges to Costs and Expenses	-
Deductions	(5)
Balance as of September 30, 2023	$104

NOTE 7. INVENTORY

The following table presents the detail of inventory:

(Dollars in thousands)	September 30, 2023	June 30, 2023
Raw material	$2,535	$3,043
Work-in-process	208	201
Finished goods	694	745
Inventory reserve	(1,428)	(1,308)
Total	$2,009	$2,681

NOTE 8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

(Dollars in thousands)	September 30, 2023	June 30, 2023
Accounts payable	$4,052	$4,387
Accrued payroll and related liabilities	9	97
Accrual of estimated tax related expense	-	437
Accrued expenses including accruals for professional fees, marketing costs, advertising, shipping and logistics	1,225	814
Accrued interest expenses	90	100
Other accrued liabilities including sales tax and returns	41	10
Total accounts payable and accrued liabilities	$5,417	$5,845

NOTE 9. LOAN PAYABLE

On August 4, 2022, the Company and its controlled subsidiary HLCO Borrower LLC entered into a credit facility agreement (the “Credit Agreement”) with the Lenders who agreed to extend a credit facility to the Company consisting of up to $150,000 in accordance with the terms of the Credit Agreement in aggregate principal amount of Term Loans, the proceeds of which may be used to acquire assets that are deemed eligible by meeting certain criteria established by an administrative agent (the “Administrative Agent”) under the Credit Agreement.

Term Loans anticipated to be funded under the Credit Agreement will be in a minimum principal amount of at least $400, bear an annual interest rate of 12% and will mature the earlier of 12 months following the final draw down under a Term Loan and a date on which an event of default, as defined in the Credit Agreement, occurs. Term Loans will be repayable in full on their maturity dates and may be voluntarily prepaid in full (but not in part) at the option of the Company and prepaid on a mandatory basis on the sale of the assets underlying a particular Term Loan. Interest on any outstanding Term Loans will be paid monthly. The Company paid an upfront fee of $563 recorded as finance costs to the Administrative Agent for the benefit of the Lenders and will pay the Administrative Agent, for its own account, a quarterly fee of $13. Further, the Company is paying a daily rate to the Lenders in respect of undrawn funds to meet a minimum funding threshold until such time as funds drawn total $50,000.

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

In connection with the transactions contemplated by the Credit Agreement, the Company issued to the Administrative Agent a seven-year warrant to purchase, for its own account, up to 1,560,148 shares of the Company’s Seed Preferred Stock at an exercise price of $2.00 per share. The warrant was fully vested on issue date and was immediately expensed as financing costs (See Note 13 - Warrants).

On October 27, 2022, the Company was funded $3,000 under the Term Loan. As of September 30, 2023, the Company drew down an additional $1,873 under the Term Loan facility. During the three months ended September 30, 2023, the Company paid $12,500 in administrative fees and $260 as interest in respect to the outstanding loan balance and daily interest on undrawn funds.

As of September 20, 2023, we were out of compliance for the month ended August 31, 2023 with a financial covenant in our credit agreement requiring us to maintain at least $2,000 in unrestricted and unencumbered cash.  Additionally, as of September 30, 2023, our monthly EBITDA for Your Super was less than $75 which, under our credit agreement, resulted in a borrowing base deficiency with respect to the Your Super acquisition.  These two defaults entitled our lenders, upon notice to us, to take action to enforce their rights against us including, but not limited to, demanding immediate payment of their outstanding loans to us in the principal amount of $4,873, as of September 30, 2023, and enforcing their liens on our Your Super and Chopra operating assets.

On October 12, 2023, we entered into a limited waiver to the credit agreement with our lenders, waiving  the two breaches referenced above provided that (i) we regain compliance with our cash covenant referenced above no later than, and remain compliant after, November 30, 2023, and (ii) we deposit $150 into a special reserve collection account on behalf of the secured lenders prior to the earlier to occur of (x) November 30, 2023 and (y) the closing of a sale of our equity in an amount of not less than $2,000. Our failure to comply with either of these two new covenants will constitute an event of default under the credit agreement entitling our secured lenders to pursue all rights and remedies against us under the credit agreement, including acceleration of our loans, foreclosure and collection actions.

NOTE 10. RELATED PARTY TRANSACTIONS

WAOW Group of Companies

In November 2021, as amended May 22, 2022 WAOW Entrepreneurship GmbH (“WAOW”) entered into a subscription agreement with the Company whereunder they agreed to purchase 2,140,000 unregistered shares of Seed Preferred stock at $2.00 per share for total proceeds of $4,280. During the year ended June 30, 2022 and through June 30, 2023, the Company received cumulative cash proceeds of $3,950 in respect to the aforementioned subscription and issued 1,975,000 shares of seed preferred stock. A total of $330 remains receivable with respect to the remaining 165,000 shares subscribed as of September 30, 2023.

On March 10, 2022, the Company acquired NOEO (See Note 3). At the date of the acquisition, WAOW had outstanding loans with NOEO with a remaining principal balance of EUR140. During the year ended June 30, 2022, WAOW advanced an additional EUR18,000 to NOEO. At September 30, 2023, the loan had a balance outstanding of $167 (EUR158) which is unsecured and accrues interest at 5% per annum, and matured on December 31, 2022. As of September 30, 2023, the loan remained in default and the Company and WAOW are currently negotiating terms of settlement.

Accrued and unpaid interest at September 30, 2023 totaled $16 (EUR15), which is reflected in accounts payable – related party on the balance sheet.

Steven Bartlett, Former Director (Flight Story Limited)

On January 10, 2022, as amended September 1, 2022, the Company entered into a services agreement with Flight Story Limited (“FSL”), a company controlled by Mr. Bartlett, a former Director of the Company, whereby FSL is providing various services to the Company.  Under the terms of the agreement, as amended, FSL is paid $30 per month. Further, FSL has been granted non-statutory stock options to purchase a total of 1,000,000 shares of the Company’s Common Stock of which options to purchase 300,000 shares vested on January 10, 2023, and options to purchase an additional 700,000 shares vest in accordance with certain performance-based terms.  During the year ended June 30, 2023, FSL exercised fully vested stock options for the acquisition of a total of 300,000 shares of the Company’s Common Stock for cash consideration of $3, or $0.001 per share.

During the three months ended September 30, 2023, under the terms of the amended contract, FSL was paid $57, with an additional $44 accrued and unpaid at September 30, 2023 for services rendered.  In addition, R Agency, a marketing company also controlled by Mr. Bartlett, was paid $15,750 during the three months ended September 30, 2023, with a total of $120 accrued and unpaid as of September 30, 2023 for services rendered.  Director fees of $9 due to Mr. Bartlett as of September 30, 2023 are included in accounts payable – related party on the balance sheet.  Mr. Barlett resigned from the Board effective October 2, 2023.

Anabel Oelmann, Director (Trinity Holdings GmbH)

On March 10, 2022, the Company entered into and closed a share purchase agreement with Anabel Oelmann pursuant to which the Company acquired 100% of the issued and outstanding capital stock of NOEO GmbH, a German company (“NOEO”), involved in direct-to-consumer brand focusing on adaptogenic herbs and currently focused on three key products which include joint, memory and digestive complexes derived from mushrooms, in exchange for cash consideration of EUR25 ($30). Ms. Oelmann is a director of the Company and was the sole shareholder of NOEO. See Note 4.

At September 30, 2023, Ms. Oelmann, through her controlled corporate entity, Trinity Holdings GmbH, was owed advances totaling $3 (EUR3) by the Company’s wholly owned subsidiary, NOEO. In addition, at September 30, 2023, a total of $1 (EUR980) is included in accounts payable - related party, in respect to expense reimbursements owing to Ms. Oelmann.

Ms. Oelmann’s spouse, Wanja Oberhof, is serving as the Company’s Interim Chief Executive Officer, and is a greater than 10% shareholder of the Company as the control person of Ingenious Investments AG and WAOW Entrepreneurship GmbH.  During the three months ended September 30, 2023, WAOW Entrepreneurship GmbH converted 1,975,000 Seed Preferred shares into 1,975,000 shares of Common Stock.  See Note 11.

Other amounts included in Accounts Payable – related party

In addition to the amounts disclosed above, director fees payable to Kay Koplovitz and Ameeth Sankaran of $13 and $9, respectively, and consulting fees of $25 due to Justin Figgins, CFO, are included in accounts payable – related party on the Condensed Consolidated Balance Sheet.

NOTE 11. STOCKHOLDERS’ DEFICIT

One April 29, 2021, the Company’s board of directors approved a forward stock split of authorized and issued and, outstanding shares of Common Stock on a four (4) new shares for one (1) share held basis. Upon effectiveness of the forward split, the authorized shares increased to 300,000,000 shares of Company Common Stock and the issued and outstanding shares of Common Stock increased to 44,000,000 shares of Common Stock, all with a par value of $0.001.

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

Common Stock

During the three months ended September 30, 2023, the Company received $350 in cash proceeds from the purchase of 175,000 shares of Common Stock at $2.00 per share.

During the three months ended September 30, 2023, the Company issued 1,975,000 shares of Common Stock upon conversion of 1,975,000 shares of Seed Preferred Stock.

During the three months ended September 30, 2023, the Company issued 125,000 shares of stock awards to a newly appointed member of the Board of Directors.

As of September 30, 2023 and June 30, 2023 the Company had a total of 57,474,920 and 55,199,920 shares of Common Stock issued and outstanding, respectively.

Seed Preferred Stock

During the fiscal year ended June 30, 2022, the Company entered into definitive agreements with non-U.S. persons to issue a total of 5,000,000 shares of Seed Preferred stock in private transactions (the “Transactions”). Under the terms of the Transactions, the Company agreed to sell an aggregate of 5,000,000 Seed Preferred Shares at $2.00 per share for proceeds of $10,000. As of September 30, 2023, the Company had received total proceeds of $9,670 and is awaiting shortfall payments from one subscriber totaling $330.

During the three months ended September 30, 2023, 1,975,000 shares of Seed Preferred Stock were converted into 1,975,000 Common Shares.

At September 30, 2023 and June 30, 2023, the Company had a total of 645,000 and 2,620,000 shares of Seed Preferred Stock issued and outstanding, respectively.

NOTE 12. STOCK BASED COMPENSATION

On June 10, 2022, the Company’s board of directors approved (i) The Healing Company Inc. 2022 Omnibus Equity Incentive Plan (the “2022 Plan”) and (ii) the granting, in general terms, of awards and options which were previously contractually agreed to be granted upon formal approval of the 2022 Plan (the “Awards”).

Stock Options and Stock Awards:

During the three months ended September 30, 2023, the Company granted 125,000 shares of Restricted Stock Awards under its 2022 Plan. The Restricted Stock Awards shall vest over a two (2) year period following the Vesting Start Date of July 25, 2023 with 12.5% of the Restricted Stock vesting on each three (3) month anniversary of the Vesting Start Date.

The following table summarizes the Company’s stock award activities:

	Number of shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Nonvested at June 30, 2022	2,881,250	$3.75	1.66
Granted**	1,305,000	$3.75	4.00
Vested**	(373,542)	$3.75	-
Forfeited	(1,745,000)*	$3.75	-
Nonvested at June 30, 2023	2,367,708	$3.75	1.31
Granted	125,000	$3.75	2.00
Vested	(131,250)	$3.75	-
Forfeited	-	$-	-
Nonvested at September 30, 2023	2,061,458	$3.75	1.11

(*) During the year ended June 30, 2023 certain employees entered into separation agreements with the Company whereunder concurrent with the effective date of the termination of their employment with the Company a cumulative 1,745,000 restricted Common Stock awards were forfeited, returned to the Company, and canceled. As a result of the forfeiture, the Company recorded $800 against previously expensed stock-based compensation in respect to earned and forfeit stock awards and eliminated $5,700 of previously deferred compensation expense.

(**) Adjusted for Amended and Restated Restricted Stock Award Agreement with our interim Chief Financial Officer dated November 1, 2023, resulting in a decrease of 600,000 stock awards granted and a decrease of 300,000 stock awards vested as of June 30, 2023.

The Company recorded $800 and $1,030 as stock-based compensation expense related to stock awards during the three months ended September 30, 2023 and 2022, respectively. Deferred compensation expense associated with unvested stock awards is $7,030 as of September 30, 2023. The weighted average period over which these costs are expected to be recognized is approximately 1.22 years.

The following table summarizes the Company’s stock option activities:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at June 30, 2022	3,166,250	$0.001	7.60	$-
Granted	225,000	0.001	10.00	-
Exercised	(300,000)	-	-	-
Cancelled	-	-	-	-
Outstanding at June 30, 2023	3,091,250	$0.001	8.89	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding at September 30, 2023	3,091,250	$0.001	7.48	$-
Options exercisable at September 30, 2023	1,510,000	$0.001	8.65	$-

The stock options were valued using Black-Scholes pricing model. The Black-Scholes pricing model applied the following assumptions: risk-free interest rate of 3.26%, expected term of 5 to 10 years, expected volatility of 62.49% and dividend yield of 0%.

The Company recorded $310 and $800, respectively, as stock based compensation expense related to its stock options for the three months ended September 30, 2023 and 2022, respectively. Unamortized compensation expense associated with unvested stock options is $5,830 as of September 30, 2023. The weighted average period over which these costs are expected to be recognized is approximately 1.01 years.

NOTE 13. WARRANTS

Warrant to Purchase Seed Preferred Stock

On August 4, 2022, in accordance with a credit facility (See Note 9) the Company initially issued to the Administrative Agent a seven-year warrant to purchase up to 1,300,123 shares of the Company’s Seed Preferred Stock at an exercise price of $2.00 per share. As an inducement for the $3,000 loan and for a waiver of certain terms of the credit facility with respect to this loan, we issued to the Administrative Agent an amended and restated warrant increasing the number of warrant shares from 1,300,123 shares of our Seed Preferred Stock to 1,560,148 shares of this stock. The stock warrants vested immediately and were valued using the Black-Scholes pricing model. The Black-Scholes pricing model applied the following assumptions: risk-free interest rate of 2.73%, expected term of 7 years, expected volatility of 62.56% and dividend yield of 0%. The Company recorded $4,100 as financing costs, included in professional and consulting fees, during the year ended June 30, 2023. There were no financing costs for the three months ended September 30, 2023.

Warrants to purchase Seed Preferred Stock transactions are summarized as follows:

	Number of shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Recognition Period (Years)
Balance, June 30, 2023	1,560,148	$2.00	6.10
Warrants issued	-	$-	-
Warrants expired	-	$-	-
Balance, September 30, 2023	1,560,148	$2.00	5.60

Number of Warrants	Exercise Price ($)	Expiry Date
1,560,148	$2.00	August 04, 2029

Warrant to Purchase Common Stock

On September 9, 2022, in conjunction with a Loan Purchase and Sale Agreement, (See Note 3) the Company issued CircleUp a warrant to purchase 1,500,000 restricted shares of the Company’s common stock at an exercise price of $2.00 per share. This Warrant will begin to vest on the one-year anniversary of the closing of the purchase of the Loan with 12.5% of the Warrant amount (187,500 shares) vesting on that date and the remaining portion of the Warrant vesting in seven quarterly installments of 187,500 shares each over the next seven quarters.  Vesting of the Warrant will be accelerated upon the occurrence of a sale or merger of the Company. The Warrant will terminate on the seventh anniversary of the closing date and will be subject to customary adjustments of the warrant price and number of shares for splits, stock dividends, recapitalizations and the like. The stock warrants were valued using Black-Scholes pricing model. The Black-Scholes pricing model applied the following assumptions: risk-free interest rate of 4.25%, expected term of 3 years, expected volatility of 60% and dividend yield of 0%. The Company has valued the warrants as of the transaction date with a total value of $34 as part of purchase consideration. The first tranche of warrants vested as of September 9, 2023.

On November 10, 2022, the Company issued one vendor a warrant to purchase 150,000 restricted shares of the Company’s common stock at an exercise price of $2.00 per share under certain Tri-Party Assignment and Settlement Agreement where under the outstanding balance payable of $1,078 was agreed to be settled by the issuance of common stock purchase warrants (the “Warrant”). This Warrant shall vest over a period of three years, pro rata on monthly basis, beginning on November 10, 2022. The Warrant will terminate on the seventh anniversary of the closing date and will be subject to customary adjustments of the warrant price and number of shares for splits, stock dividends, recapitalizations and the like. The stock warrants were valued using Black-Scholes pricing model. The Black-Scholes pricing model applied the following assumptions: risk-free interest rate of 3.89%, expected term of 7 years, expected volatility of 63.52% and dividend yield of 0%. The Company has valued the warrants as of the transaction date with a total value of $427 which amount was recorded as a noncash payment, and the gain on debt settlement of $650 recorded as other income. The Company recorded $36 against other current liabilities during the three months ended September 30, 2023 in respect to the amortization of the vesting period of the warrant. The unamortized amount associated with unvested warrants is $297 as of September 30, 2023. The weighted average period over which the outstanding balance is expected to be recognized is approximately 6.12 years.

Transactions involving Warrants to purchase Common Stock are summarized as follows:

	Number of shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Recognition Period (Years)
Nonvested at June 30, 2023	1,616,666	$2.00	6.37
Granted	-	-	-
Vested	(220,834)	-	-
Forfeited	-	-	-
Nonvested at September 30, 2023	1,395,832	$2.00	5.96

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

(a)

Effective December 28, 2021, the Company entered into a two-year Board Advisory Agreement with Deepak Chopra LLC for services as an advisory to the Company. As consideration, Deepak Chopra LLC will receive $13 for each fiscal quarter. Additionally, the Advisor has been granted 200,000 Non Statutory Stock options with a term of 10 years which vest as to 25% each 6 months over two years for exercise at $0.001 per share.  Further under the agreement, the Company is to make an annual donation to The Chopra Foundation for $50, with the first annual donation to be paid within thirty days of the date of execution of the agreement. The Company remitted the required donation in April 2022. During the three months ended September 30, 2023, the Company recorded $94 as stock-based compensation in respect to the granted options.

(b)

On January 1, 2022, the Company entered into an independent contractor agreement with KET Consulting LLC (“KET”) to provide various marketing services, brand and go-to-market strategy and other operational services at the direction of the Board and the CEO. The contract had an initial term of 18 months and was renewable by mutual consent for a further term until the contract was terminated on November 13, 2023. Compensation was $240 per annum commencing January 1, 2022, payable monthly in arrears. Additionally, the Advisor has been granted 1,000,000 Non-Statutory Stock options with a term of 10 years which vest as to 25% on the one-year anniversary of January 1, 2022 and 1/36 each month thereafter, at an exercise at $0.001 per share.

(c)

On August 1, 2022, the Company entered into a Consulting Agreement with RayRos Holdings LLC for an initial term of three months, which was automatically renewed through the termination date of November 13, 2023, at a rate of $5 per month for marketing strategy and assessment and partnership development services focused on the wellness and healing sector. In addition, the Company granted a non-statutory stock option to purchase 100,000 shares of common stock, exercisable at $0.001 per share to the founder, Mr. John Hoekman, which options vest quarterly as to 25% each quarter from grant date, August 1, 2022. For the three months ended September 30, 2023, the Company recorded stock-based compensation of $47.

(d)

On September 1, 2022, the Company entered into a consulting agreement with Lee Forster for an initial term of 24 months, with automatic successive renewals unless otherwise terminated 30 days prior to the end of the current term, whereunder Mr. Forster shall act as an advisor to the Company on financing and fundraising efforts, growth opportunities, endorsements and other corporate strategy at a rate of $3 per month. In addition, the Company granted a non-statutory stock option to purchase 125,000 shares of common stock, exercisable at $0.001 per share to Mr. Forster, which options vest over a two-year period following the Vesting Start Date with 12.5% of the Option Shares vesting on each three-month anniversary of the Vesting Start Date. For the three months ended September 30, 2023, the Company recorded $58 as stock based compensation in respect to the aforementioned agreement.

(e)

On February 14, 2023, the Company entered into a services agreement with Peter Kash.  Under the terms of the agreement, Mr. Kash will be employed as an independent contractor in order identify growth opportunities, among other services.  The agreement has a term of two (2) years, unless earlier terminated, and provides for compensation in the form of stock options, which options shall be granted upon mutual agreement of the exercise price.  Under the terms of the option agreement Mr. Kash will be granted a total of 75,000 incentive stock options, vesting as to 1/8 each quarter from grant date. In addition, Mr. Kash shall be entitled to certain additional compensation up to an additional 225,000 stock options for each qualifying entity acquired by the Company.  At September 30, 2023, the Company and Mr. Kash have not yet determined an agreeable exercise price for the aforementioned options.

(f)

On February 14, 2023, the Company entered into a services agreement with Dr. Linda Friedland.  Under the terms of the agreement, Dr. Friedland will be employed as an independent contractor in order identify growth opportunities, among other services.  The agreement has a term of two (2) years, unless earlier terminated, and provides for compensation in the form of stock options, which options shall be granted upon mutual agreement of the exercise price.  Under the terms of the option agreement Dr. Friedland will be granted a total of 75,000 incentive stock options, vesting as to 1/8 each quarter from grant date. In addition, Dr. Friedland shall be entitled to certain additional compensation up to an additional 225,000 stock options for each qualifying entity acquired by the Company.  At September 30, 2023, the Company and Dr. Friedland have not yet determined an agreeable exercise price for the aforementioned options.

(g)

On March 31, 2023, the Company entered into a consulting services agreement with Scarlett Leung.  Under the terms of the agreement, Ms. Leung will be employed as an independent contractor to support the management team with operational leadership and strategy in connection with the integration of the Chopra assets and growth of the business.  The agreement has an initial term of one month and automatically renews each month until terminated by either party in accordance with the agreement.  Ms. Leung will receive a monthly consulting fee of $10 and will be granted a restricted stock award of 120,000 shares of common stock, vesting as to 1/12 on each of the first twelve 30-day anniversaries of the grant date.

(h)

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

(i)

Effective July 10, 2023, the Company entered into a consulting services agreement with Jacalyn Y. Lee.  Under the terms of the agreement, Ms. Lee will be employed as an independent contractor to define and execute a communications strategy including strategy development and media relations.  The agreement has an initial term through October 31, 2023 and may be extended on a month-to-month basis upon written mutual consent of both parties.  Ms. Yee will receive a monthly retainer fee of $12.

(j)

Effective September 25, 2023, the Company entered into a consulting agreement with Charlotte Edelman.  Under the terms of the agreement, Ms. Edelman will provide legal advisory and related services.  The agreement may be terminated upon 30 calendar days’ written notice. Ms. Edelman will receive a monthly consulting fee of $15 and will be granted a restricted stock award of 1,000,000 shares of common stock, vesting 25% on September 25, 2024 with the balance vesting in equal monthly installments thereafter.

NOTE 15. SUBSEQUENT EVENTS

On October 2, 2023, Steven Bartlett resigned from the Company’s Board of Directors, effective as of the date of resignation.

On October 25, 2023, the Company issued 125,000 unregistered, restricted shares of Common Stock to an individual subscriber under the terms of a private placement at $2.00 per share for total proceeds of $250.

On November 1, 2023, the Company amended and restated the Restricted Stock Award Agreement with Justin Figgins and issued a restricted stock grant of 600,000 shares.

On November 1, 2023, the Company amended and restated the Restricted Stock Award Agreement with Scarlett Leung and issued a restricted stock grant of 120,000 shares.

On November 13, 2023, the employment of Simon Belsham, the Company’s Chief Executive Officer was terminated. Effective November 13, 2023, Mr. Wanja S. Oberhof, was appointed by the Company’s Board of Directors as the Company’s Interim Chief Executive Officer.

On November 14, 2023, Ameeth Sankaran notified the Company of his decision to resign from the Company’s Board effective immediately. Mr. Sankaran’s resignation did not result from any disagreement with the Company on any matter related to the Company’s operations, policies or practices.

Litigation

On or about April 12, 2023, the Company received a letter from litigation counsel to Google LLC (“Google”) that alleged that the Company’s indirectly wholly-owned subsidiary, Your Super, Inc. (“Your Super”), owed $236, plus continuing interest and fees, for advertising services rendered by Google to Your Super. After investigating Google’s allegations, Your Super negotiated and entered into a settlement agreement with Google dated July 25, 2023. Pursuant to that settlement agreement, Your Super agreed to pay Google an aggregate of $203 in monthly installments of $17 beginning July 31, 2023, and Your Super and Google mutually released claims against the other.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form I0-Q contains predictions, estimates and other forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “intends,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on October 23, 2023, that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

Forward-looking statements represent our management’s belief; and assumptions only as of the date of this Report. You should read this Report with the understanding that our actual future results may be materially different from what we expect.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.  All dollar values are expressed in thousands, unless otherwise noted.

The management’s discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended September 30, 2023 and the notes thereto appearing elsewhere in this Report and the Company’s audited financial statements for the fiscal year ended June 30, 2023, as filed with the SEC on Form 10-K on October 23, 2023.

General Overview

We are an emerging health and wellness company that has identified the need for a change to healthcare, where conventional medicine and alternative healing can both be drawn on to provide a world of integrated healing encompassing conventional medicine and alternative medicine.

Our intent is to build a community of integrated healing brands by identifying and acquiring early stage, high potential brands within selected health and wellness categories.  Our plan is to build individual market impact through enhanced branding, a credible narrative, social conversation and improved accessibility by positioning all portfolio brands with a larger “healing community” of brands thus building exponential market impact.

On October 13, 2022, we concluded the acquisition of the assets and business of Los Angeles based Your Super, Inc. (“Your Super”) in order to capitalize on two high-growth wellness sectors: superfoods and plant-based nutrition. In connection with our acquisition of the assets of Your Super, we borrowed $3,000 loan under a credit facility that we established with certain lenders in August 2022.

On March 3, 2023, we concluded the acquisition of certain assets of Chopra Global, LLC, a Delaware limited liability company including the Chopra App - a wellness and meditation app, certain products and services including guided meditation packages and detox kits and operation of select Chopra branded health and wellness retreats.  In connection with this acquisition, we borrowed an additional $1,873 from our credit facility.

Recent Events

On September 7, 2023, we appointed biotech entrepreneurs and investors, Dr. Linda Friedland and Dr. Peter Kash, as advisors to the Company.

On October 2, 2023, Steven Bartlett resigned from our board of directors, effective as of that date.

On October 25, 2023, we issued 125,000 unregistered, restricted shares of our common stock to an individual subscriber under the terms of a private placement at $2.00 per share for total proceeds to us of $250.

Results of Operations

The Company acquired Your Super and Chopra wellness assets in October 2022 and March 2023, respectively and as a result, comparisons of the current period results of operations to prior period results may not be relevant.

Three Months Ended September 30, 2023 and September 30, 2022

The following table summarizes key items of comparison and their related changes for the three months ended September 30, 2023, and September 30, 2022.

	Three Months Ended
	September 30,	September 30,
	2023	2022	$ Change	% Change
Revenue	$3,091	$-	$3,091	100%
Cost of revenue	1,470	-	1,470	100%
Gross profit	1,621	-	1,621	100%

Operating expenses
Advertising and marketing	909	-	909	100%
General and administrative	2,656	2,249	407	15%
Professional and consulting fees	1,309	4,057	(2,748)	(210)%
Management fees	332	370	(38)	(11)%
Total operating expenses	5,206	6,676	(1,470)	(28)%

Loss from operations before taxes	(3,585)	(6,676)	3,091	(86)%

Other expense	(654)	-	(654)	100%
Interest expense	(220)	(604)	384	(174)%
Foreign currency gain (loss)	(22)	-	(22)	100%
Total Other expense	(896)	(604)	(292)	33%

Provisions for income taxes	-	-	-	-%

Net loss	$(4,481)	$(7,280)	$2,799	(62)%

Revenue

During the three months ended September 30, 2023, we generated revenues of $3,091 as compared to $0 during the three months ended September 30, 2022. Cost of revenue during the three months ended September 30, 2023 was $1,470 as compared to $0 in the prior comparative period. We reported gross profit of $1,621 at September 30, 2023 compared to $0 during the three months ended September 30, 2022. The increase in revenues period over period is related to our acquisition of the Your Super and Chopra wellness assets in October 2022 and March 2023.

Operating Loss

We reported operating expenses of $5,206 resulting in a loss from operations of $3,585 for the three months ended September 30, 2023, as compared to operating expenses of $6,676 resulting in a loss from operations of $6,676 for the three months ended September 30, 2022. The decrease to our current period loss is a result of revenue during the current period and a decrease in operational expenses of $1,470, primarily related to the decrease to professional and consulting fees of $2,748 related to the transaction in the prior year whereby we acquired operating assets in the wellness sector, including financing fees and associated costs, offset by an increase of $407 in general and administrative fees due to the increase to our workforce as a result of the acquisition of new operations. In addition, during the three months ended September 30, 2023 we incurred advertising and marketing expenses of $909, with no comparative expenses in the fiscal year ended September 30, 2022. These increased costs were a result of our expansion into the health and wellness sector.

Other Income / Expenses

For the three months ended September 30, 2023, we recorded interest expenses of $220 compared to $604 for the three months ended September 30, 2022, as well as a loss on foreign currency of $22 and other expense of $654, with no comparative loss or expense during the three months ended September 30, 2022. Interest incurred relates predominantly to a credit facility we obtained in August 2022.

Net Loss

We recorded a net loss of $4,481 for the three months ended September 30, 2023 as compared to a net loss of $7,280 for the three months ended September 30, 2022.

Statements of Cash Flows

The following table summarizes our cash flows for the three months ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Net cash used in operating activities	$(2,756)	$(1,788)
Net cash used in investing activities	(65)	(1,998)
Net cash provided by financing activities	2,796	-
Foreign exchange rate effect on cash	(58)	-
Decrease in cash	(83)	(3,786)
Cash beginning of period	1,503	6,492
Cash end of period	$1,420	$2,706

Cash Used in Operating Activities

Reported in Thousands

Net Cash used in operating activities for the three months ended September 30, 2023 was $2,756 as compared to $1,788 of cash used by operating activities during the three months ended September 30, 2022.

Changes in operating activities during the three months ended September 30, 2023 include various adjustments to reconcile the net loss to net cash used in the current fiscal year including $10 in depreciation and amortization, $1,114 as stock based compensation, $563 of vesting warrants under debt settlements, a gain from foreign currency translation of $111 and a change in deferred income taxes of $1.  Cash used in operating activities of $1,788 during three months ended September 30, 2022 include various adjustments to reconcile the net loss to net cash used in the current fiscal year including stock based compensation of $1,828 and warrants issued for financing costs of $3,628 offset by our net loss of $7,280.

Changes in operating assets and liabilities during the three months ended September 30, 2023 include a decrease in advances to vendors of $3, an increase to accounts receivable of $61, a decrease to inventories of $672, and a decrease to contract liabilities of $274.  Accounts payable decreased by $464 in the current year period as compared to an increase of $108 in the prior comparative year, prepaid expenses decreased by $17 in the current year as compared to an increase of $101 in the prior comparative year, and sales tax payable decreased by $17 compared to zero during the three months ended September 30, 2022.  During the three months ended September 30, 2023, we recorded a decrease to accounts payable, related party of $6, compared to an increase of $29 in the three months ended September 30, 2022.

Cash Provided by Investing Activities

During the three months ended September 30, 2023, investing activities were primarily comprised of purchases of property and equipment of $66, offset by an increase in cash from security deposits of $1.

During the three months ended September 30, 2022, investing activities provided net cash of $1,998, which was comprised of other assets in the amount of $2,000 offset by a decrease in intangible assets of $2.

Cash Provided by Financing Activities

During the three months ended September 30, 2023, financing activities provided net cash of $2,796, which was comprised of proceeds from the sale of common stock of $2,850, loan payments of $49, and related party loan payments of $5.

There was no comparable activity during the three months ended September 30, 2022.

Liquidity and Capital Resources

Reported in Thousands

The Company’s balance sheet as of September 30, 2023, reflects current assets of $6,846 consisting of $1,420 cash on hand, accounts receivable, net of $222, prepaid expenses of $1,292, inventory, net of $2,009, advances to vendors and other current assets of cumulative $1,903. We had a working capital deficit of $7,091 as of September 30, 2023 compared to $7,116 as of June 30, 2023, and have reported accumulated losses to date of $34,382. We have commenced revenue generating operations in the wellness sector; however, revenues are not yet sufficient to meet ongoing operational expenditures. During the fiscal year ended June 30, 2023, we entered into a credit agreement with certain lenders who agreed to extend us a credit facility of up to $75,000 (which amount may be increased up to $150,000 in accordance with the terms of the agreement) in aggregate principal amount of term loan commitments, the proceeds of which may be used to acquire assets that are deemed eligible by meeting certain criteria.  As of September 30, 2023, we borrowed $4,873 under the credit facility to assist in financing the acquisition of additional operating assets.

Going Concern

We had a working capital deficit of $7,100 as of September 30, 2023. During the year ended June 30, 2022, we entered into private placement subscription agreements to raise a total of $10,000 by the sale of seed preferred stock at $2 per share, of which we have collected $9,660. During the three months ended September 30, 2023, the Company issued additional shares of common stock at $2.00 per share for total proceeds of $2,850, all of which has been collected to date.

We have commenced operations in the wellness sector initially through the acquisition of NOEO and more recently with the acquisitions of the Your Super and Chopra Business assets. During the fiscal year ended June 30, 2023, we entered into a credit agreement with certain lenders who agreed to extend a credit facility to us consisting of up to $75,000 (which amount may be increased up to $150,000 in accordance with the terms of the agreement) in aggregate principal amount of term loan commitments), the proceeds of which may be used to acquire assets that are deemed eligible by meeting certain criteria. As of September 30, 2023, we have been funded $4,870 under the terms of this agreement in order to facilitate the purchase of operating assets.  Our continuation as a going concern is dependent upon the ability to attain profitable operations from our future planned business operations and sufficient financing to carry out those plans. If we are unable to obtain adequate capital as needed, or conduct revenue generating operations, we may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Credit Facility

As of September 30, 2023, we were out of compliance for the month ended August 31, 2023 with a financial covenant in our credit agreement requiring us to maintain at least $2,000 in unrestricted and unencumbered cash.  Additionally, as of September 30, 2023, our monthly EBITDA for Your Super was less than $75,000 which, under our credit agreement, resulted in a borrowing base deficiency with respect to the Your Super acquisition.  These two defaults entitled our lenders, upon notice to us, to take action to enforce their rights against us including, but not limited to, demanding immediate payment of their outstanding loans to us in the principal amount of $4,873, as of September 30, 2023, and enforcing their liens on our Your Super and Chopra operating assets.

On October 12, 2023, we entered into a limited waiver to the credit agreement with our lenders, waiving  the two breaches referenced above provided that (i) we regain compliance with our cash covenant referenced above no later than, and remain compliant after, November 30, 2023, and (ii) we deposit $150 into a special reserve collection account on behalf of the secured lenders prior to the earlier to occur of (x) November 30, 2023 and (y) the closing of a sale of our equity in an amount of not less than $2,000. Our failure to comply with either of these two new covenants will constitute an event of default under the credit agreement entitling our secured lenders to pursue all rights and remedies against us under the credit agreement, including acceleration of our loans, foreclosure and collection actions.

Tax Lien

On August 30, 2023, the Washington State Department of Revenue issued a tax warrant to our indirectly owned subsidiary, Your Superfoods, Inc., for the collection of unpaid sales taxes in the amount of $7. The Company has engaged a sales tax expert to file all tax returns and rectify this issue. As of the date of filing of this quarterly report, the sales taxes due have not yet been paid and a letter to the Company stating that the lien has been lifted has not yet been issued.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies during the three months ended September 30, 2023.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2023, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that required information to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that required information to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on its assessment, management concluded that, as of September 30, 2023, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2023:

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

Management’s Remediation Initiatives

As of September 30, 2023, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have a material impact on our financial results. During the course of our evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

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

ITEM l. LEGAL PROCEEDINGS

The Company knows of no material, existing or pending legal proceedings against it, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which its directors, officers or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to its interest.

ITEM IA. RISK FACTORS

Please refer to the disclosure contained in “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on October 23, 2023.

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

The Healing Company Inc.

Dated: November 20, 2023	/s/ Wanja Oberhof
Wanja Oberhof
Interim Chief Executive Officer (Principal Executive Officer)

Dated: November 20, 2023	/s/ Justin Figgins
Justin Figgins
Chief Financial Officer (Principal Financial and Accounting Officer)

